Form 10QSB
period 2005-09-30
ASSURE DATA INC
filed 2005-11-21
CIK 1311735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

                        Commission file number 333-141347


                                Assure Data, Inc.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                               06-1678089
(State or other jurisdiction of                                 (IRS Employer
  incorporation or organization)                             Identification No.)

                       6680 Yosemite, Dallas, Texas 75214
                    (Address of principal executive offices)

                                 (972) 963-0007
                          (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [ ] No [X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes [ ] No [X ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2005: 1,600,000 shares of common stock.


                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                ASSURE DATA, INC.
                   Balance Sheets as of December 31, 2004 and
                         September 30, 2005 (unaudited)



  Assets
                                                              September 30,
                                                                   2005         December 31,
                                                               (Unaudited)          2004
                                                              -------------    -------------
Current assets:
   Cash                                                       $     303,142              445
   Accounts receivable                                               14,170           12,674
                                                              -------------    -------------

        Total current assets                                        317,312           13,119

Computer equipment, net of accumulated
  depreciation of $5,849 and $3,255                                   4,630            6,771
                                                              -------------    -------------

        Total assets                                          $     321,942           19,890
                                                              =============    =============

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                      $       3,000            3,000
   Due to related party (note 3)                                     40,472            6,425
   Deferred revenue                                                   1,524            2,337
                                                              -------------    -------------

        Total current liabilities                                    44,996           11,762
                                                              -------------    -------------

Stockholders' equity:
    Common stock: $.001 par value.  Authorized: 100,000,000
       shares; issued and outstanding: 1,600,000 shares
       and 1,000,000                                                  1,600            1,000
    Additional paid-in capital                                      355,247           99,800
    Deficit accumulated during the development stage                (79,901)         (92,672)
                                                              -------------    -------------

         Total stockholders' equity                                 276,946            8,128
                                                              -------------    -------------

         Total liabilities and stockholders' equity           $     321,942           19,890
                                                              =============    =============




   The accompanying notes are an integral part of these financial statements


                                ASSURE DATA, INC.
                            Statements of Operations
                                   (Unaudited)
       (Expressed in thousands of U.S. dollars, except per share amounts)


                                                                                                               Cumulative
                                                                                                              Period from
                                            Three Months    Three Months     Nine Months     Nine Months     April 28, 2003
                                                Ended           Ended           Ended           Ended      (commencement) to
                                            September 30,   September 30,   September 30,   September 30,    September 30,
                                                 2005             2004           2005            2004             2005
                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                            -------------   -------------   -------------   -------------    -------------
Revenues                                    $      14,816           9,040          34,526          14,669           65,405
Cost of revenues (note 3)                           9,819           5,247          16,671          12,313           36,509
                                            -------------   -------------   -------------   -------------    -------------

Gross profit                                        4,997           3,793          17,855           2,356           28,896
                                            -------------   -------------   -------------   -------------    -------------

Operating expenses:
    Product development and marketing                 346            --             1,000            --             11,150
    General and administrative                      1,572           1,771           4,084           5,320           97,647
                                            -------------   -------------   -------------   -------------    -------------

       Total operating expenses                     1,918           1,771           5,084           5,320          108,797
                                            -------------   -------------   -------------   -------------    -------------

       Net income (loss)                    $       3,079           2,022          12,771          (2,964)         (79,901)
                                            =============   =============   =============   =============    =============


Basic and diluted income (loss) per share   $        --              --              0.01            --              (0.08)
                                            =============   =============   =============   =============    =============

Weighted average number of shares
   outstanding - basic and diluted              1,200,000       1,000,000       1,066,667       1,000,000          999,667
                                            =============   =============   =============   =============    =============




   The accompanying notes are an integral part of these financial statements


                                ASSURE DATA, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                    (Expressed in thousands of U.S. dollars)



                                                                                      Cumulative
                                                                                     Period from
                                                    Nine Months      Nine Months    April 28, 2003
                                                       Ended            Ended      (commencement) to
                                                   September 30,    September 30,    September 30,
                                                        2005             2004             2005
                                                    (Unaudited)      (Unaudited)      (Unaudited)
                                                   -------------    -------------    -------------
Cash flows from operating activities:
   Net income (loss)                               $      12,771           (2,964)         (79,901)
   Adjustments to reconcile net income (loss) to
      net cash provide by (used in) operating
      activities:
        Depreciation                                       2,594            2,087            5,849
        Changes in assets and liabilities:
           Accounts receivable                            (1,496)          (6,040)         (14,170)
           Accounts payable and accrued expenses            --               --              3,000
           Due to related party (note 3)                  34,047            5,317           40,472
           Deferred revenue                                 (813)            --              1,524
                                                   -------------    -------------    -------------

        Net cash provided by (used in)
          operating activities                            47,103           (1,600)         (43,226)
                                                   -------------    -------------    -------------

Cash flows from investing activities:
   Purchase of computer equipment                           (453)          (1,901)         (10,479)
   Net proceeds from issuance of common stock            256,047             --            356,847
                                                   -------------    -------------    -------------

        Net cash provided by (used in )
          investing activities                           255,594           (1,901)         346,368
                                                   -------------    -------------    -------------

        Net increase in cash                             302,697           (3,501)         303,142

Cash at beginning of period                                  445            4,999             --
                                                   -------------    -------------    -------------

Cash at end of period                              $     303,142            1,498          303,142
                                                   =============    =============    =============





   The accompanying notes are an integral part of these financial statements

                                ASSURE DATA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 2005


(1)  Organization
     ------------

Assure Data, Inc. (the "Company") is a Nevada corporation which was formed in November, 2002 and commenced operations in April 2003. The Company provides fully automated remote data backup services for small to medium sized businesses.

(2)  Presentation of Unaudited Financial Statements
     ----------------------------------------------

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (the "SEC") and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2005, and results of operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2004 previously filed with the SEC.

(3)  Related Party Transactions
     --------------------------

During the nine months ended September 30, 2005, approximately $34,000 of additional funds were advanced to the Company by an entity controlled by an officer and shareholder. Also in 2005, that entity provided approximately $9,000 of product and services which are included in cost of goods sold. The balance due to related party of approximately $40,000 as of September 30, 2005 is non-interest bearing, due on demand and unsecured.

(4)  Sale of Common Stock
     --------------------

In September 2005, the Company completed a public offering in which 600,000 shares of its common stock were sold resulting in proceeds of $256,047 net of offering costs of $43,953.

Item 2   Management's Discussion and Analysis and Plan of Operations

General

Assure Data began operations in 2003 offering data backup services. We obtained $100,000 of initial funding from a private placement in mid-2003. In September of 2005 the Company completed a public offering in which 600,000 shares of common stock were sold resulting in proceeds of $300,000 before offering costs were paid. As of September 30,2005, we have added seven customers since inception.

Three months ended September 30, 2005 compared to three months ended September 30, 2004.

Revenues increased to $14,816 for the three months ended September 30, 2005 from $9,040 for the comparable 2004 period, representing an increase of 64%. This increase is attributed to an increase in the number of customers and the overall billings for additional services requested by our customers.

Gross profit increased to $4,997 for the three months ended September 30, 2005 from $3,793 for the comparable 2004 period, representing an increase of 32%. This increase was due to additional billings to existing customers and the addition of new customers as well as the continued efforts to keep expenses at a minimum.

Operating expenses increased to $1,918 for the three months ended September 30, 2005 from $1,771 in the comparable 2004 period, representing an increase of 8%. The operating expenses were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are no a constant set fee for most customers. Costs for bandwidth, other internet related fees and marketing costs are not fixed.

Net income increased to $3,079 for the 3 months ended September 30, 2005 from $2,022 in the comparable 2004 period, representing an increase of 52%. The increase was due to the increased billings to both old and new customers.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

Revenues increased to $34,526 for the nine months ended September 30, 2005 from $14,669 for the comparable 2004 period, representing and increase of 135%. This increase is attributed to an increase in the number of customers and the overall billings for additional services requested by our customers.

Gross profit increased to $17,885 for the nine months ended September 30, 2005 from $2,356 for the comparable 2004 period, representing an increase of 659%. This increase was due to additional billings to existing customers and the addition of new customers as well as the continued efforts to keep expenses at a minimum.

Operating expenses decreased to $5,084 for the nine months ended September 30,2005 from $5,320 in the comparable 2004 period, representing a decrease of 4%. The operating expenses were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are not at a constant set fee for most customers. Costs for bandwidth, other internet related fees and marketing costs are not fixed.

Net income increased to $12,771 for the 3 months ended September 30, 2005 from a loss of $2,964 in the comparable 2004 period. The increase was due to the increased billings to both old and new customers.

Proceeds From Initial Public Offering

The initial public offering of the Company's Common Stock was closed September 26, 2005 and resulted in the sale of 600,000 shares at $0.50 per shares, for gross proceeds of $300,000. Offering costs of $43,953 have been paid, resulting net proceeds of $256,047. The company has hired its first employee, Max Kipness. He is one of the officers and the developer of many of the services the company provides to its customers. His being full time will allow a much more rapid growth. Additional hardware has been purchased to allow better remote maintenance of systems installed on customer sites. Additional hardware and software will be required to continue to enhance the company's ability to respond to customer requests.


Total expenditures of the net proceeds to date are as follows:

Offering Costs                                  $43,953
Legal                                               650
Repayment of Loans                               15,778
Contract Labor                                    6,471
Payroll                                           5,468
SEC Filing Fees                                   2,470
Corporation Fees NV                                 229
Cell Phone (hardware)                               558


Reporting costs to the SEC will continue, and proceeds from the offering will be used as required to pay for the legal and accounting costs related to the filings.

Liquidity

All of our cash needs have been met from the results of our limited operations and the sale of our equity securities. Our cash flow statement and statement of operations are essentially the same.

     With the completion of our September 2005 public offering, we believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, we will have sufficient financial resources to meet our obligations for at least the next twelve months and beyond. Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our current customer base and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed $35,000. Based on this belief, we believe we will have adequate financial resources to meet our financial obligations as we currently conduct business for at least 12 months. In addition, we currently have the capacity to add 20-30 more customers with an average monthly service charge of $250 per customer without increasing our current monthly expenses. If 20-30 customers were added this would increase our monthly revenues by $9,000 per month. We have added two additional clients since September 30, 2005 and have an understanding with another company. These three companies have combined expected monthly revenue in excess of $1,500 per month.

Plan of Development

We obtained full funding in our initial public offering. Our projected approximate use of the remaining funds during the last quarter of 2005 and the first three quarters of 2006 are as follows:

Marketing Expenses                             $ 20,000
Web Site Improvements                            10,000
Salaries and Taxes                              155,000
Working Capital and Other Uses                   38,000


The early stages of our business plan are complete. We have a functional service with paying customers and an increasing monthly revenue stream. We have a web site that is listed with a number of search engines, and have a specific `Add Words' agreement in place with Google, from which we receive phone calls from potential customers weekly as well as `hits' that are turning into customers and potential customers. This site needs to be expanded and the mass marketing portion of our business plan will be started. Mr. Lisle, the president of Assure Data, is currently acting as a consultant to the company, and billing for services rendered. Mr. Kipness is now working full time as an employee. Mr. Kipness will add additional functionality to our current services and add new services that are related to the remote backup process now in place. Two new products have been introduced and are now available to a select set of customers. These customers are involved in the final testing of the services, prior to general release in the first quarter of 2006. The new products are a Small Business version of our backup services, and a Home/Personal version that can be used by anyone with a high speed internet connection with no additional hardware required to be installed at the users location.

Low cost office space is available and all other expenses will be monitored closely to assure that the focus of the next phase of the business plan moves ahead as planned.

Our challenge in 2006 will be to use the proceeds of this offering to provide working capital for marketing to promote our product and salaries of our officers to enable them to spend more time on growing our business.

As of October 15, 2005, Max Kipness became a full time employee. Mr Lisle is acting as a consultant and charging for actual services rendered.

Capital Expenditures

As our business grows, we will have to acquire additional servers to accommodate the growing disk storage capacity. Our current equipment can handle the needs of 30-40 customers. A new server will be required for each additional 30-40 customers. We believe we will be able to add such equipment and finance it from customer charges and will not require debt or equity financing for our anticipated capital expenditures.

Accounting Policies

Revenue Recognition

We expect to generate revenue from providing automated data backup and retrieval services, virus protection services and `spam' blocking services. Our current clients have been very satisfied with our services and contacts with potential customers are ongoing. The Company charges its customers monthly fees for its services. Revenues are recognized in the month the services are provided. The monthly fees consist of a base fee, a data transfer fee, based on the volume of data transferred, and a data storage fee, based on the volume of data stored.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of our stock over the exercise price.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Future Obligations

We have no indebtedness or other continuing financial commitments.

Item 3.  Controls and Procedures

a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The Executive
Officer responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits .

         31.1 Certification by CEO/CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by CEO/CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 21, 2005

                                                         ASSURE DATA, INC.



                                                      By: /s/ Robert Lisle
                                                         -----------------------
                                                         Robert Lisle, President