Form 10KSB
period 2005-12-31
ASSURE DATA INC
filed 2006-04-17
CIK 1311735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period ____________ to

                        Commission file number 333-141347

                                ASSURE DATA, INC.

                 (Name of small business issuer in its charter)

                 Nevada                                           06-1678089
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      6680 Yosemite, Dallas, Texas                                  75214
(Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number, including area code: (214) 963-0007

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  X  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year were:  $34,860.



The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $855,000 at March 31, 2006.

At March 31, 2006 the registrant had outstanding 1,640,000 shares of par value $.001 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):  Yes _____  No   X

                                TABLE OF CONTENTS


PART I.........................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
   ITEM 2.  PROPERTIES.........................................................9
   ITEM 3.  LEGAL PROCEEDINGS..................................................9
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................9

PART II........................................................................9
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........9
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........9
   ITEM 7.  FINANCIAL STATEMENTS..............................................12
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................12

PART III......................................................................13
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......13
   ITEM 10. EXECUTIVE COMPENSATION............................................14
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....15
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................15
   ITEM 13. EXHIBITS..........................................................16
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................16

                                ASSURE DATA, INC.

                                     PART I

     ITEM 1. DESCRIPTION OF BUSINESS
             -----------------------

General

Assure Data, Inc. was incorporated under the laws of Nevada, on November 18, 2002, commenced operations in April 2003 and is in its early developmental and promotional stages. Our general plan is to provide comprehensive automated data backup and retrieval services for small to medium-sized businesses, up to $250 million in annual sales, both in the United States as well as foreign countries. Our service is believed to be unique in that we maintain two separate data backup repositories, one local to the customer and the second in a secure off-site facility. The updates from the local server are transferred from the local backup server to the off-site facility via high speed Internet connectivity. We now provide customers with multi-level email virus protection, and `SPAM' filtering.

Assure Data Remote Backup Service

Customers choose what data on their servers and workstations that they wish to have backed up. This is accomplished using a web-browser based `client' provided by Assure Data. This `client' provides a secure connection to both the local Assure Data Remote Backup Server, and the off-site secure server. The automated backup runs at the specified time and creates a copy of any newly created files, and changes to any old files. This backup data is then transmitted via the Internet to the off-site secure facility. Thus, companies have two full data backups available in case of an equipment failure or a disaster to their facilities. The retrieval of the data is also accomplished via the web-based browser `client'. End user companies are assured of having all data available to be reviewed by opening the web-based browser and following the data hierarchy and selecting what data is to be restored.

Assure Data Virus And Spam Protection Services

We now provide virus protection services using the latest available virus detection processes. Assure Data will track no less than three separate virus checking processes. All in-coming emails and attachments are checked prior to them being routed to the customers systems. Assure Data charges setup fees, based on the services required by the customer, including helping with the data selection, and any special security required by the customer. Once the setup is complete the backup service runs with no human intervention required. Assure Data then changes a monthly fee based on the total amount of data the customer backs up, the amount of data transferred each night, plus a standard base minimum. This creates a continuing revenue stream that does not require direct or daily attention from the Assure Data staff.

The data is backed up and email reports are automatically sent to the customer as well as Assure Data staff. If a service fails, additional notification to Assure Data staff via cell phone text messages are sent to alert the Assure Data staff prior to receiving a call from the customer. When a failure does occur, for whatever reason, including the loss of Internet connectivity, Assure Data makes calls to the customer to notify them of the failure.

All backed up data is maintained on computer hard disk. This is more reliable than tape or other linear processes. In addition, the retrieving of a single file or small number of files becomes almost effortless. If a file or series of files requires restoring, the data is normally retrieved from the Assure Data Remote Backup Server. This is the server that is directly attached to the customer's network, and the data is transferred at higher network data transfer rates. The only time the off-site facility is used for data retrieval is when the Assure Data Remote Backup Server is not available. The most likely situation for this is when a system wide disaster has occurred such as a fire or natural disaster.

The Primary Manner In Which We Expect To Conduct Business

Assure Data has contacted a vendor that is willing to provide access to a select email listing of information technology employees and consultants. The list is available without any initial charges, and for compensation consisting solely of 13% of the net sales derived from the direct use of the list. As of December 31, 2005, we have not used the list. This email list will be used to contact people who are directly responsible or involved in the maintaining of business data. These are people who have the responsibility of making sure that the critical business data they have been entrusted with is safe and available in case of disaster including server and workstation failures, as well as equipment or facility losses. These individuals will receive emails describing our services and a link to the Assure Data Inc. web site. Any contact with persons on the list must be made in compliance with privacy laws, including the National Do-Not-Call list and anti-spamming laws.

Web Site

We currently have one domain name registered, www.assuredata.com. This site describes our services and provides contact information. The web site is being re-designed to allow potential customers to try the process on line. Links to our SEC filings will be added to the new web site.

Customers

As of December 31, 2005, we have signed 8 customers to data storage contracts and are in negotiations with 3 more. Revenues from such accounts range from $225
- $400 per month, and thus no one customer is dominant. Charges are made based upon a $70 - $75 per month base charge, a charge for data transmission over a 30-day average, at the rate of $0.102 per average transmitted megabyte per month, and a charge for off-site storage based upon a sliding scale for gigabyte storage consumed. All contracts for service are terminable upon 30 days notice by either party.

Data Backup Industry In General

The data backup industry is filled with many companies that use various backup methodologies. The most common method is some form of magnetic tape as the backup media. Tape backup comes in many different forms and has advanced over the years in its capacity and speed in backing up data. We believe that the restore process for tape has improved little in comparison, and that the inherent problems with tape failures have not been solved. Tape backup is a manual process involving loading and replacing tapes, and storing them in some safe environment. Tape is linear, and the process to verify that the data has been correctly backed up can take as much time as the backup itself.

The total amount of data that small and medium businesses maintain has grown substantially over the last 10 years. Companies have gigabytes of information that needs to be backed up. Larger tape capacity tapes have been developed, but the cost for those solutions has increased as well.

Hard Disk

Hard disk backup has become a viable alternative to tape, as the price of hard disc storage has dropped. There are solutions available based on using external large capacity hard drives attached directly to a network. In many cases a copy of the data is made, and in case of a failure of the main storage occurs, the data is available on the external hard drive. This process has the advantage of being a faster and potentially more accurate backup process. It does not however protect a company if the main computer location, room or building is damaged.

Software Solutions Using Off-Site Storage Of Data

There are software solutions that track changes to data and upload that information via the Internet to a system in a facility in another physical location. This method keeps a current backup in a secondary location that can be retrieved if the main storage is unavailable do to system failure. The problem with this process is that bandwidth usage of a company's Internet connection is in constant use and frequently unavailable for storing data. Many companies have the minimum bandwidth they can survive with, due to the cost of high speed

Internet connectivity. This additional usage can have a large effect on other Internet usage, slowing down users during normal business hours. Also, the software running on each server and workstation that monitors the data being changed and transmitted it to the off-site location can place a significant load on the computer and slow its processing of the normal work being performed.

Our Concept And Technology

Our founders have over 35 years of computer industry related experience. Dealing with daily data backup, recovery and retrieval issues has been a large part of their experience. As consultants to companies, and as data processing managers for companies, they made recommendations on how a company should back up their critical data.

With the advent of more reasonably priced high-speed Internet connectivity, and the dramatic increase of hard disk capacity, and decreased relative cost, a different overall methodology developed to take advantage of the following technologies.

     o Hard disk is more reliable than tape. It constantly self checks, and redundant data checks are automatically performed when any data is written to the disk. Hard disk is not linear, and therefore random data retrieval for testing purposes can be accomplished more quickly and easily.
     o The use of high-speed Internet connections in small business has become commonplace. Most companies have DSL or ISDN connections. Many have partial T1 connections with even greater bandwidth available.
     o The use of the Internet has made most computer users comfortable using a `browser' such as Internet Explorer or Netscape.
     o Computer software algorithms that allow data compression and soft data pointers that can mark changes in a data file at a very low level have been developed.
     o Open source operating systems, such as Linux, are available at almost no cost, and can be configured to be virtually hack proof and virus proof.
     o Custom computer configurations can be created, reducing the cost of a single computer system.
     o    Backup  services  are but one  service  that  the  backup  server  can perform.
     o Large secure site facilities for co-location are available in most major cities. These facilities have redundant power supplies, emergency power generators and multiple connections directly to the Internet Back Bone infrastructure.

Based on the above technologies, we developed the Assure Data Remote Backup Service. We believe our advantages are as follows.

     o We maintain two sets of backed up data, with 30 days of information. We use compression and soft pointers to reduce the total amount of data that needs to be stored and transferred. This reduces the total cost of maintaining multiple copies of the data.
     o The local copy is maintained on a `Locked Down' Linux based system. This system is directly connected to the local network. It performs the initial daily backup of all selected computers, directories and files. Then it transfers, via an encrypted transmission over the Internet, the backed up data to a secure server in a secure facility. This insures that a complete second copy of the backed up data is available in case of damage to the original facility. Our secure server is located in a shared-use facility in Dallas, Texas dedicated to off-site computer applications, which we rent for $249 per month.
     o The process is totally automated. No human intervention is required. Our system is self-monitoring, and emails for success and failures are sent to both the Assure Data staff, and selected individuals of the client company. This insures that if a failure does occur, immediate action is taken to insure that the problem is resolved, and the data is backed up as soon as possible.
     o If a complete local failure occurs, do to a facility loss, such as fire or a natural disaster, we load a complete copy of the client's data onto a new backup server and ship it over night to the facility the company will be using for its new computer location. We then help them restore the lost data to the new hardware.
     o If the loss of data is only on a single computer, and our local backup system is functioning normally, the customer can retrieve the data directly from the local backup system, without having to transfer large amounts of data across the Internet. If a customer needs to retrieve a single file or directory from any time in the last 30 days, the customer uses the web based `Assure Data Client Interface' and restores the correct data from the local unit. At any time the customer  can  access the data on the Remote  Secure  Server,  via the
          Internet  to restore  data for  testing or any other  reason  they may have.
     o The pricing is based on the actual storage and bandwidth usage. This makes the service available and cost effective for varying clients that need to backup different amounts of data.
     o The system can be managed from any location where a connection to the Internet is available. This includes the customer selection of data to be backed up as well and the restoration of the data. Our staff can manage the entire process remotely, including our on-site local backup systems located on the customer site, and the secure server located in the secure facility located in Dallas, Texas.
     o Spirus eMessage Security is a multilayered anti-spam, anti-virus and anti-phishing managed service. It provides multiple layers of proprietary and 3rd party tools to protect our client's corporate networks. The main features are:
          o Uses proprietary heuristic predictive technology to identify spam patterns in emails
          o    Uses Bayes based spam token identification technology
          o Incorporates 3 commercial Anti-virus scanning engines with 15 minute updates
          o Incorporates several of the top public block lists to identify spam
          o    Provides blocked and approved user configurable lists
          o    Complete Web Management Portal for configuration and monitoring


Marketing Our Services

Our marketing plan will use four main concepts.

     o Internet marketing using Google Smart Pages and other Internet search engines. We are currently getting several hundred hits per month and have developed customers from these leads. As we progress we expect to develop an online demo of our product.
     o We can acquire the rights to an extensive list of email addresses for IT and Network administrators in the US, Canada and Europe. We are developing an email campaign to market directly to these decision makers who are directly involved with the maintenance and security of the data on the networks and computer systems they are responsible for. Our initial marketing and surveys pointed to these types of individuals as the primary point of contact for our marketing efforts. They understand the need for insuring the safety of their companies' data.
     o Currently we have no strategic marketing partners. But as we have purchased goods and services from other companies, we have discussed our services with them, and we have offered specific commission-based programs to those that are potentially interested in re-marketing our services.
     o Our officers have contacts and have developed those into customers. In addition, referrals from current customers have resulted in leads to other possible customers.

Expected Employee Requirements

Mr. Kipness is a full time employee. Mr. Lisle is working as a consultant to Assure Data. Additional support is provide by consultants as required. As the company expands, and additional customers are added, Mr. Lisle will eventually become employed on a full-time basis. Our projections for employees being added are that for approximately each 200 customers we will generally require a new employee. This ratio will be monitored and adjusted as needed. Our process is totally automated, but we need to insure that if a customer requires help, or just wants to talk to a live Assure Data representative, they will be able to do so quickly. Each employee will be responsible for approximately $500,000 in annual revenue. We plan to bring on the first additional employee as soon as the revenue stream allows us to do so. The fourth employee will not be hired until we reach the required six hundred customers.

Competition

Our competition will come from companies that use software, hardware or a combination of both. In our review of the industry, we located via the Internet approximately 40 companies that supply some type of backup service. The largest of these companies has just over 6,000 customers worldwide. They use a software only solution, and the process runs on a customer's server and transmits changes to a secure location on a continuous basis. Other providers we reviewed had as few as 25 customers online. Our research was limited in scope, but indicated that many of these companies did not provide a complete solution to what we believe customers need to properly secure and retrieve their critical data.

Based upon our research through publicly available information available from a company that provides mailing lists of business in the United States and Canada, there are more than 2.5 million companies in the United States with gross sales of more than $500,000 or that have ten or more employees. We researched Info USA's web site, www.infoUSa.com, where anyone can select the options, to get counts of businesses in the United States using a number of criteria for which Info USA maintains information that is available to the public free of charge. By selecting the options for business with $500,000 in gross sales or that have ten or more employees, the latest count from Info USA was available to us. We may in the future use a mailing list from Info USA, but at this time, this count information was used as a method of determining what the total market for our service is. The only criteria we used were that a company must have either $500,000 in annual sales, or have ten or more employees.

We believe that businesses with revenues of more than $500,000 or that have more than ten employees use personal computers or networks, to maintain business records and correspondence, send and receive email and have the need to maintain backups of this critical data. As their use of computer storage increases due to growth of activity and the accumulation of data over time, their needs for data storage separate from their internal equipment will grow. Therefore, we believe our potential market can include all businesses in this group, especially those that deal in larger volumes of recordkeeping and data. Based upon our knowledge of the industry, we believe that there is no single large company with a significant share of the market. There will therefore be intense competition for these customers.

Our enterprise backup process uses a different standard approach. We supply dual backups on all of our sites to provide quick restoration of even large amounts of data, without the need to transfer that information across the Internet. This dual location concept also protects in case of any single location being destroyed, including the secure server location. The customer does not purchase any equipment, or supplies. The equipment installation is a simple connection to their network, and then the setup is accomplished remotely, with Assure Data personnel assisting the customer to correctly choose the data to be saved. The pricing is modest, based upon the actual amount of data to be saved. The backups are totally automated, and require no human interaction.

We believe we will be able to compete on the basis of a wide-open market that is not being adequately served, and the price and effectiveness of our service.

                                  RISK FACTORS

A person interested in the Company should consider carefully, in addition to the other information contained in this Report, the following risk factors relating to the Company.

                          RISKS RELATED TO OUR BUSINESS

We have a limited operating history, and our business is unproven.

We are a development stage company, with no significant history of operations. Our accumulated deficit though December 31, 2005, is $151,747. We were incorporated on November 18, 2002, commenced operations in April 2003 and are a start-up company with very little operating history or revenues. We have never achieved a profitable level of operations.

We will require additional capital.

We will likely need to obtain additional equity or debt funding to realize our full potential. We are an extremely small company. Because we will have so little money, any negative financial event could totally deplete any reserve we had hoped to have.

We may not continue as a going concern.

Our independent certified public accountants have included a paragraph in their opinion that notes that we have generated little revenue and have an accumulated deficit. And as such, our ability to continue as a going concern is dependent upon obtaining additional capital and aggressive marketing of the Company's products and services.

Our process could fail due to a software defect, and we might be held liable for a customer's loss.

Our process is running live on 11 customer sites, and has been tested for over two years. Tests are run daily to make sure that the process is working correctly. But even with a high level of testing and continued monitoring our system could fail, and a customer could bring legal action against us. Our contracts do not guarantee that a customer will never lose their data, but that may not stop a customer who has incurred a loss from trying to recover the costs related to the loss of their data.

We must maintain our key managers.

Our success will depend greatly upon our President and Vice-President. Robert Lisle serves as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director. Max Kipness serves as Vice-President, Secretary and
Director. The loss of either of their services would hamper our ability to implement our business plan, and could cause our stock to become worthless. We will be heavily dependent upon Mr. Lisle's entrepreneurial skills and experience to implement our business plan and Mr. Kipness' technical expertise to continue the development of the services we provide. At present, Mr. Kipness is the only full time employee. We do not have an employment agreement with Robert Lisle and there is no assurance that he will continue to manage our affairs in the future. We could lose the services of either or both parties, and the services of either Robert Lisle or Max Kipness would be difficult to replace.


Three shareholders effectively control the company and will continue to do so.

Robert Lisle and Max Kipness, our principal executive officers, hold 533,334 restricted shares for which the one-year holding period expired on May 30, 2004, and are available for resale under Rule 144. Patricia Gunter currently holds 416,666 shares of restricted shares for which the one year holding period expired in 2004. These three individuals control the company and possess the voting power to elect the board of directors. An additional 200,000 restricted shares had a one-year holding period that expired on September 30, 2004. In addition, all of our other shares of common stock will also be eligible to use Rule 144 after expiration of their respective holding periods. A sale of shares by such security holders, whether pursuant to Rule 144 or otherwise, may have a depressing effect upon the price of our common stock in any market that might develop.

We depend on short-term customer contracts, the loss of which will adversely affect our business.

We currently provide services to eight customers under contracts that are terminable upon 30 days' notice. Our customer base must increase substantially in order to provide increased revenues and a stable base of customers, so that the loss of one or more will be absorbed across the entire base. It is not feasible to require customers to commit to longer term agreements, and our success will depend upon providing service that creates a high level of customer satisfaction.

                          RISKS RELATED TO OUR INDUSTRY

We face significant competition in our industry, which may threaten our future.

Competition in the remote data backup services business is intense, and we may not be able to compete effectively and survive. New or different technologies may come into existence and be brought to market by companies larger and more able to market their services. We expect the competition in this business to increase. If we fail to attract and retain a customer base, we will not develop significant revenues or market share. Companies that already have a large customer base for some other computer based products or services would have a very large advantage over us should they decide to enter this market. Our market is likely to witness consolidation of smaller providers with large, well-financed competitors.

We will have to create a market for our products by educating our potential customers.

This is a new market, and most potential customers do not know that these types of data storage services exist. Marketing will be a large factor in our success, and we may not obtain the funding needed to conduct effective marketing. A large company with greater resources will have an advantage.

Rapid technology changes could occur, and with our limited resources we may not be able to adapt.

Backup products, services, and technologies are constantly changing. We are bringing a new remote backup concept to the market. If the technologies that we use in providing our remote backup services should suddenly change, we could find ourselves unable to adapt. If a totally new concept were to be brought to market by some other company, our process may be viewed as "old technology," and we could lose our customer base, as well as be unable to attract new customers.

Our process uses technologies that are considered to be in the public domain, and therefore we are unable to obtain meaningful protection for our intellectual property.

Our process uses technologies, such as the Internet, encryption and the Linux operating system, which are used by the general public and, are, to our best knowledge, considered in the public domain. We are therefore unable to obtain patent or copyright protection for our products. In addition, it is possible that a competitor could decide to claim a specific concept or process as their intellectual property. They could demand compensation of some type or amount for the use of that intellectual property. We have no agreements that give us specific rights to use any specific technology or intellectual property.

Changes in the regulation of the Internet could undermine the basis of our business world.

We rely on the Internet for transmission of data from our customers to our off-site servers. In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and, as a result do not deal with the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet.

Due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in our sales.

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three- year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly exempted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

                           RISKS RELATED TO OUR STOCK

Selling shares of our stock could be difficult, making your investment in the company illiquid.

There is no active public market for our shares, and an investment in the company should be considered an illiquid investment. There is no assurance that a public market for such securities will develop or be sustained if developed. As such, investors may not be able to readily dispose of any shares purchased hereby.

We may not remain a reporting company, and your access to information about the company would be limited.

We are required to file disclosure reports with the Securities and Exchange Commission for a period of one year. At the end of one year, we may discontinue such reports if there are not 300 stockholders of record. If the company is not successful in executing its business plan, we may choose to discontinue SEC reporting if there are fewer than 300 stockholders as a measure to cut costs, in which case investors will have little or no current information on which to make investment decisions, our securities would be excluded from the OTCBB, and much of SEC Rule 144 would cease to be available.

Our stock will be subject to the penny stock regulations, which will further degrade the market for one stock.

Because our stock will be subject to the penny stock regulations and may be more difficult to sell than other registered stock. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our shares immediately following this offering will be subject to these penny stock rules, investors in this offering will in all likelihood find it more difficult to sell their securities.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the  statements  under  "Risk  Factors",  "Management's  Discussion  and
Analysis of Financial Condition and Results of Operations", "Business", and elsewhere in this Report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

     ITEM 2. PROPERTIES
             ----------

Facilities And Offices

Our current office address is at Robert Lisle's home office. Max Kipness also works from his computer at home. Our off-site storage server is in a rack at a secure, shared-use facility in Dallas, Texas. Such space is provided to us on a month-to-month basis for $249 per month in rent. Other such sites are readily available if we need to move for any reason. No other office space or facilities are required at this time, and we do not expect to require them in the near future. Administrative offices will be established when we have full-time employees. However, we will continue to use secure co-location facilities available across the country and in Europe, rather than create our own facilities. Using these co-location facilities is far more cost effective, and allows us to put customer's data in locations that make logical sense from the prospective of the customer.

     ITEM 3. LEGAL PROCEEDINGS
             -----------------

          None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

          None.

                                    PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
             --------------------------------------------------------

                        COMMON STOCK AND DIVIDEND POLICY

Market Information

     Our common stock is traded in the over-the-counter market on the NASDAQ OTC Bulletin Board under the symbol ASDI. To our knowledge, there are no active market makers in our stock.

Holders

     As of December 31, 2005, 1,600,000 common shares of the Company's common stock are held of record by 38 holders of record.

Dividends

     We have never paid any dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

          None.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             ---------------------------------------------------------

     General

Assure Data began operations in 2003 offering the data backup services described under "Business." We obtained $100,000 of initial funding from a private placement in mid-2003, and $300,000 from a limited public offering in 2005. We have originated 8 customers since inception, and following is a summary of our financial results and condition since inception.


Summary Operations Data

                            April 28, 2003             Year                 Year
                            (commencement)             ended                ended
                         to December 31, 2003    December 31, 2004    December 31, 2005
                         --------------------    -----------------    -----------------
Revenues                 $              3,280    $          27,599    $          34,860
Expenses                               89,570               33,981               95,773
Net loss                              (86,290)              (6,382)             (60,913)
Basic and diluted loss
per common share                        (0.10)               (0.01)               (0.05)

Balance Sheet Data

                                               December 31, 2005
                                               -----------------
  Current assets                                    $208,878
  Net property and equipment                           8,068
  Accounts payable and accrued expenses                6,766
  Total liabilities                                   11,846
  Stockholders' equity                               205,100

Results of Operations


Year ended December 31, 2005


For the year ended December 31, 2005, we had revenues of $34,860 from our 8 active customers, as compared to $27,599 of revenues for the year ending in 2004. Our customers pay approximately $1,975 per month. Our cost of revenues were $16,671 during 2005, resulting in a gross profit of $18,189 which was offset by general and administrative expenses of $79,102. For the year ending in 2004 our cost of revenues were $18,593 resulting in a gross profit of $9,006 which was offset by general and administrative expenses of $15,388.

The significant rise in the general and administrative expenses in 2005 over 2004 were due to increased consulting fees and the hiring of our first full time employee and the related payroll, payroll taxes and related benefit costs.

Resources

As of December 31, 2005 we had cash available of approximately $195,000 and $14,000 in receivables. Our current liabilities as of the same date are approximately $12,000.

Including payroll for our one employee, related taxes, reporting fees, and professional legal and accounting services we believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, we have sufficient financial resources to continue as a going concern. We believe we have sufficient resources to meet our obligations for at least the next 12 months and beyond.

Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our current customer base, payroll for our one employee and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed an average of $11,000 per month. In addition, we currently have the capacity to add 36 more customers with an average monthly service charge of $250 without increasing our current monthly expenses. If all 36 customers were added this would increase our monthly revenues by $9,000 per month and allow continued growth.

Plan of Development

We obtained net proceeds of $256,000 in funding from our public offering. Our focus has been to update our client software to add additional functionality, and create a more user friendly interface. We have started discussions with companies that would like to "Private Brand" our services, as well as purchase licenses for specific vertical and geographic markets.

The new version of our website had been designed, and implementation of the new website is expected by the end of the second quarter of 2006. The use of proceeds from the public offering are as follows.

Level of funding                          $300,000
Offering costs                              44,000
Consulting fees                             46,000
Salaries and taxes                          15,600


The early stages of our business plan are complete. We have a functional service with paying customers and a small monthly revenue stream. We have a web site that is listed with a number of search engines, and have a specific `Add Words' agreement in place with Google, from which we receive phone calls from potential customers weekly as well as `hits' that are turning into customers and potential customers. This site is being redesigned and expanded and the mass marketing portion of our business plan will be started in the second quarter of 2006. We intend to have Mr. Kipness spend full time on our business, and will add additional functionality to our current services and add new services that are related to the remote backup process now in place. Low cost office space is available and all other expenses will be monitored closely to assure that the focus of the next phase of the business plan moves ahead as planed.

Over the next twelve months we expect our primary expenses to be associated with new customer acquisition, customer support, upgrades to our current services and development of new related services. Our business plan is such that if we are successful in generating net profits from our activities and raising additional funds, we will acquire more customers, engage in more advertising, hire additional staff and attempt to grow our company in an orderly way. If we are unable to execute our business plan, our ability to grow would be limited. We wish to remind investors that there is no guarantee that we will be able to secure any new customers.

Our challenge in 2006 will be to use the proceeds of the completed public offering to provide working capital for marketing to promote our product and salaries of our officers to enable them to spend more time on growing our business.

Capital Expenditures

As our business grows, we will have to acquire additional servers to accommodate the growing disk storage capacity. Our current equipment can handle the needs of 40 - 50 customers. A new server will be required for each additional 40 - 50 customers. We believe we will be able to add such equipment and finance it from customer charges and will not require debt or equity financing for our anticipated capital expenditures.

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

     ITEM 7. FINANCIAL STATEMENTS
             --------------------

          The financial statements required by this item begin at Page F-1 hereof.

     ITEM 8. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
             -------------------------------------------------------------------
             FINANCIAL DISCLOSURE
             --------------------

          None.

     ITEM 8A. CONTROLS AND PROCEDURES
              -----------------------

Introduction

"Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the SEC's rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principle executive and principal financial officers to all timely decisions regarding disclosure.

"Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer: (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

We have endeavored to design our Disclosure Controls and Procedures and Internal Controls over Financial Reporting to provide reasonable assurances that their objectives will be met. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot assure you our control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct which could have a material adverse impact on our operations or results.

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2005, there were no changes in our Internal Control Over Financial Reporting that has materially affected, or is reasonably likely to materially affect, our Internal Control Over Financial Reporting.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our Chief Executive Officer and Chief Financial and Accounting Officer, have evaluated the effectiveness of our Disclosure Controls and Procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, as of December 31, 2005 our Disclosure Controls and Procedures were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial and Accounting Officer by others with in the Company, particularly during the period in which this report was being prepared.

     ITEM 8B. OTHER INFORMATION
              -----------------

          None.

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
             ------------------------------------------------------------

          Directors and Executive Officers

Mr. Robert Lisle, age 57, is our President, Treasurer and a Director and functions as our Chief Executive Officer and Chief Financial and Accounting Officer. Mr. Lisle has 26 years of experience in the computer and computer consulting fields. He has been the President of Information Technology Systems Inc. and Lisle & Associates for the past 25 years. Previous to that he spent three years as a systems analyst and programmer for Century 21 Real Estate in Irvine, California and the Data Processing Manger for JSH Electronics in Culver City, California. .

Mr. Max Kipness, age 38, is our Vice President, Secretary, and a Director. Mr. Kipness is a Certified Microsoft Engineer as well as a Cisco Certified Engineer. He has been the ITM manager for a large manufacturing company with offices and manufacturing plants across the country. Previous to that, he spent six years as a senior network consultant with a large network consulting firm in Dallas, Texas. For the year prior to that, he was in the sales department of a national computer and peripheral distribution company. Prior to working in direct sales, he was a partner for five years in a retail computer sales and repair operation in Dallas, Texas. During the last eight years, Mr. Kipness has consulted on network and infrastructure operation for small and medium companies. Mr. Kipness is serving as the Chief Technology Officer of the Company.

We presently expect to conduct our first annual meeting of stockholders and directors in June of 2006, at which time directors will be elected. All directors will serve for a period of one year unless removed in accordance with our bylaws.


     Officers are  appointed by and serve at the will of the Board of Directors.
There are no family relationships between or among any of the directors or executive officers of the Company.

Governance

     The Board of Directors  provides all management  direction for the company.
There is no audit committee or compensation  committee of independent directors.
As we grow, we will search for qualified independent persons, willing to serve as directors.

Compliance with Section 16(a)

     The Company does not file reports  pursuant to Section 12 of the Securities
Exchange Act of 1934, and its officers, directors, and 10% shareholders are not required to file reports under Section 16(a) of the Securities Act.

     ITEM 10. EXECUTIVE COMPENSATION
              ----------------------

Executive Compensation

Summary Compensation Table

The following  table sets forth the  compensation  earned by the Company's Chief
Executive Officer for the year ended December 31, 2005, in consulting fees for services rendered in all capacities to the Company for the fiscal years ended
December 31, 2004 and 2003.

                                 Annual Compensation                  Long-Term Compensation
                                                                      Securities
                                                                      Underlying
                                                       Other Annual   Options or   All Other
Name/Principal Position   Year   Salary        Bonus   Compensation   Warrants     Compensation
-----------------------   ----   ------        -----   ------------   --------     ------------
Robert Lisle(1)           2005   $36,000       $0      $        0     0            0
CEO, CFO, President       2004    16,355        0               0     0            0
and Director              2003    63,785        0               0     0            0

Max Kipness(2)            2005    13,333        0               0     0            0
Vice President,           2004         0        0               0     0            0
Secretary and             2003     1,960        0               0     0            0
Director

Even though Mr. Lisle is an officer of Assure Data, he is not employed by Assure
Data. Nevada does not require officers of Nevada corporations to be employees.

(1) Mr. Lisle has been compensated by Information Technology Systems Inc. which has invoiced Assure Data for his services, during 2003, 2004 and 2005.

(2) Mr. Kipness was reimbursed for direct expenses, services, as well as supplies and equipment purchased on behalf of Assure Data for this amount during 2003.


                                              Number of Securities              Value of Unexercised
                                              Underlying Unexercised            in-the-Money Options at
Stock Options                                 Options at Fiscal Year End        Fiscal Year End
-------------                                 --------------------------        ---------------
                Number of
                Shares
                Acquired or
Name            Exercised     Realized Value  Exercisable   Unexercisable       Exercisable   Unexercisable
----            ---------     --------------  -----------   -------------       -----------   -------------
None


Long-term                                                 Estimated Future Payments Under
Incentive Plans                                           Non-Stock Price-Based Plans
---------------                                           ---------------------------

                                         Performance or
                      Number of          Other Period
                      Shares, Under or   Until
Name                  Other Rights #     Maturation or    Threshold   Target     Maximum
                                         Payout           ($ or #)    ($ or #)   ($ or #)
----                  --------           -------          --------    --------   --------
None

No stock has been issued to any officer, employee or director of the company except in their capacity as investors. Although we have no current plan in existence, we may adopt a plan to pay or accrue cash compensation to our officers and directors for services rendered. We currently do not have a stock incentive plan for the benefit of officers, directors or employees, but our Board of Directors may recommend the adoption of such programs in the future.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

As of December 31, 2005, the Company has issued and outstanding 1,600,000 shares of Common Stock. There is no other class of voting security of the Company issued or outstanding. The following table sets forth the number of shares of Common Stock beneficially owned as of December 31, 2005, by (i) each director,
(ii) each executive officer named in the Summary Compensation Table and (iii) each person known to own beneficially more than 5% of our stock and (iv) all directors, named executive officers and other executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act as of that date.

Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

                             Shares of Common Stock

                                            Number of           % Total
Name                                      Shares Owned     Outstanding Shares
----                                      ------------     ------------------

Robert Lisle                                266,667               16.66
6680 Yosemite Lane
Dallas, Texas 75214

Max Kipness                                 266,667               16.66
549 Valley View Dr.
Lewisville, Texas 75067

Patricia Gunter                             416,666               26.04
174 FM 1830
Argyle, Texas 76226

All officers and directors as a group       533,334               33.32
(2 persons)

     The Company is not aware of any arrangement which might result in a change in control in the future.

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

The Company paid consulting fees to a company (the "Affiliate") controlled by one of its officers and stockholders of approximately $36,000 and $750 during 2005 and 2004, respectively, which are included in general and administrative expenses. During the years ended December 31, 2005 and 2004, the Affiliate provided approximately $9000 and $16,000, respectively, of product and services which are included in cost of goods sold. The Affiliate also sold approximately $5,000 and $2000 of computer equipment to the Company during 2005 and 2004, respectively.

Mr. Lisle is the president of, and performed consulting services on behalf of Assure Data through ITS. All related fees were invoiced by and paid to ITS. There is no relationship between Assure Data and ITS, other than the advances described above and for ITS to provide Mr. Lisle to perform consulting services to Assure Data.

Promoters

Mr. Lisle and Mr. Kipness developed the processes and services provided by Assure Data. They each purchased 266,667 shares of stock at $.001 per share. In addition, all rights to the processes developed have been granted to Assure Data. The processes granted to Assure Data, took in excess of one year to develop, and were operating fully at the time of incorporation. No specific value was set on the intellectual property provided by Mr. Lisle and Mr. Kipness. The rights were granted with the full intent that Mr. Lisle and Mr. Kipness would be major stock holders in the company and use this technology to build the company into a large and highly profitable company.

Patricia Gunter also provided $75,267 of initial seed capital to the Company in exchange for 416,666 shares of common stock and may be considered a promoter of the Company. She provided no other services to the Company.

     ITEM 13. EXHIBITS
              --------

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

          1. Financial Statements: The financial statements filed as part of this report are listed in the "Index to Financial Statements" on Page F-1 hereof.

          2.   Exhibits required to be filed by Item 601 of Regulation S-B:

Exhibit   Description

(1)  1.1  Subscription Agreement
(1)  2.1  Secretary of State Certificate
(1)  3.1  Articles of Incorporation
(1)  3.2  Bylaws
(1) 10.1  Form of Data Protection Agreement
(1) 10.2  Agreement to cover offering costs
(2) 31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
(2) 32.1 Certification of the Chief Executive Officer under U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------
(1)  Previously filed as exhibits to Form SB-2, file no. 333-141347
(2)  Filed herewith


     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
              --------------------------------------

          For 2005, Tschopp, Whitcomb & Orr, P.A. has billed the Company for the services described below:

          Audit Fees            $ 4,950
          Audit-Related Fees    $11,950
                                -------
          Total                 $16,900

                                ASSURE DATA, INC.
                          (A Development Stage Company)
                                TABLE OF CONTENTS



                                                                            Page

Index to Financial Statements                                                F-1

Report of Independent Registered Public Accounting Firm                      F-2

Financial Statements:

     Consolidated Balance Sheet - December 31, 2005                          F-3

     Consolidated Statements of Operations - Years Ended
          December 31, 2005 and 2004                                         F-4

     Consolidated Statements of Stockholders' Equity and Other
          Comprehensive Loss - Years Ended December 31, 2005 and 2004        F-5

     Consolidated Statements of Cash Flows - Years Ended
          December 31, 2005 and 2004                                         F-6

     Notes To Financial Statements                                           F-7

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors
Assure Data, Inc.:

We have audited the accompanying balance sheets of Assure Data, Inc. (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the cumulative period from April 28, 2003 (commencement) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assure Data, Inc. (a development stage company), as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the cumulative period from April 28, 2003 (commencement) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 4 to the financial statements, the Company has generated minimal revenues and experienced an accumulated deficit of approximately $152,000 through December 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 4. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Tschopp, Whitcomb & Orr, P.A.


March 20, 2006
Maitland, Florida


                                ASSURE DATA, INC.
                          (A Development Stage Company)

                                 Balance Sheets



                                     Assets
                                     ------

                                                                         December 31,    December 31,
                                                                             2005            2004
                                                                         ------------    ------------
Current assets:
      Cash                                                               $    194,759             445
      Accounts receivable                                                      14,119          12,674
      Other current assets                                                       --             1,539
                                                                         ------------    ------------

           Total current assets                                               208,878          14,658

Computer equipment, net of accumulated
  depreciation of $6,976 and $3,255                                             8,068           6,771
                                                                         ------------    ------------

           Total assets                                                  $    216,946          21,429
                                                                         ============    ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
      Accounts payable and accrued expenses                              $      6,766           4,539
      Due to related party (note 2)                                             3,961           6,425
      Deferred revenue                                                          1,119           2,337
                                                                         ------------    ------------

           Total current liabilities                                           11,846          13,301
                                                                         ------------    ------------

Stockholders' equity:
      Common stock: $.001 par value.  Authorized: 100,000,000
        shares; issued and outstanding: 1,600,000 and 1,000,000 shares          1,600           1,000
      Additional paid-in capital                                              355,247          99,800
      Deficit accumulated during the development stage                       (151,747)        (92,672)
                                                                         ------------    ------------

           Total stockholders' equity                                         205,100           8,128
                                                                         ------------    ------------

           Total liabilities and stockholders' equity                    $    216,946          21,429
                                                                         ============    ============


See accompanying notes to financial statements.


                                ASSURE DATA, INC.
                          (A Development Stage Company)

                            Statements of Operations



                                                                                    Cumulative
                                                                                    Period from
                                                                                  April 28, 2003
                                               Year Ended         Year Ended      (commencement)
                                              December 31,       December 31,     to December 31,
                                                  2005               2004               2005
                                            ---------------    ---------------    ---------------
Revenues                                    $        34,860             27,599             65,739
Cost of revenues (note 2)                            16,671             18,593             36,509
                                            ---------------    ---------------    ---------------

Gross profit                                         18,189              9,006             29,230
                                            ---------------    ---------------    ---------------

Operating expenses:
      Product development and marketing               4,300               --               14,450
      General and administrative (note 2)            74,802             15,388            168,365
                                            ---------------    ---------------    ---------------

           Total operating expenses                  79,102             15,388            182,815
                                            ---------------    ---------------    ---------------

           Loss from operations                     (60,913)            (6,382)          (153,585)

Other income:
      Interest income                                 1,838               --                1,838
                                            ---------------    ---------------    ---------------

           Net loss                         $       (59,075)            (6,382)          (151,747)
                                            ===============    ===============    ===============

Basic and diluted loss per common share     $         (0.05)             (0.01)             (0.14)
                                            ===============    ===============    ===============

Weighted average number of shares
   outstanding - basic and diluted                1,200,000          1,000,000          1,054,242
                                            ===============    ===============    ===============


See accompanying notes to financial statements.


                                ASSURE DATA, INC.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

 Cumulative Period from April 28, 2003 (commencement) through December 31, 2005



                                                                                          Deficit
                                                                                        Accumulated
                                               Common Stock            Additional       During the         Total
                                      -----------------------------      Paid-in        Development     Stockholders'
                                          Shares          Amount         Capital           Stage           Equity
                                      -------------   -------------   -------------    -------------    -------------
Common stock issued at commencement         800,000   $         800            --               --                800

Isssuance of common stock                   200,000             200          99,800             --            100,000

Net loss                                       --              --              --            (86,290)         (86,290)
                                      -------------   -------------   -------------    -------------    -------------

Balances at December 31, 2003             1,000,000           1,000          99,800          (86,290)          14,510

Net loss                                       --              --            (6,382)          (6,382)
                                      -------------   -------------   -------------    -------------    -------------

Balances at December 31, 2004             1,000,000           1,000          99,800          (92,672)           8,128

Issuance of common stock                    600,000             600         255,447             --            256,047

Net loss                                       --              --              --            (59,075)         (59,075)
                                      -------------   -------------   -------------    -------------    -------------

Balances at December 31, 2005             1,600,000   $       1,600         355,247         (151,747)         205,100
                                      =============   =============   =============    =============    =============


See accompanying notes to financial statements.


                                ASSURE DATA, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows



                                                                                               Cumulative
                                                                                              Period from
                                                                                             April 28, 2003
                                                                                             (commencement)
                                                          Year Ended         Year Ended      to December 31,
                                                         December 31,       December 31,          2005
                                                             2005               2004           (Unaudited)
                                                       ---------------    ---------------    ---------------
Cash flows from operating activities:
      Net loss                                         $       (59,075)            (6,382)          (151,747)
      Adjustments to reconcile net loss to
         net cash used in operating activities:
           Depreciation                                          3,721              2,866              6,976
           Changes in assets and liabilities:
              Accounts receivable                               (1,445)           (10,899)           (14,119)
              Other current assets                               1,539             (1,539)              --
              Accounts payable and accrued expenses              2,227              4,539              6,766
              Due to related party (note 2)                     (2,464)             6,425              3,961
              Deferred revenue                                  (1,218)             2,337              1,119
                                                       ---------------    ---------------    ---------------

           Net cash used in operating activities               (56,715)            (2,653)          (147,044)
                                                       ---------------    ---------------    ---------------

Cash flows from financing activities:
      Proceeds from notes payable to related party                --                 --                1,000
      Repayment of notes payable to related party                 --                 --               (1,000)
                                                       ---------------    ---------------    ---------------

           Net cash provided by financing activities              --                 --                 --
                                                       ---------------    ---------------    ---------------

Cash flows from investing activities:
      Purchase of computer equipment (note 2)                   (5,018)            (1,901)           (15,044)
      Proceeds from issuance of common stock                   256,047               --              356,847
                                                       ---------------    ---------------    ---------------

           Net cash provided by (used in )
             investing activities                              251,029             (1,901)           341,803
                                                       ---------------    ---------------    ---------------

           Net increase (decrease) in cash                     194,314             (4,554)           194,759

Cash at beginning of period                                        445              4,999               --
                                                       ---------------    ---------------    ---------------

Cash at end of period                                  $       194,759                445            194,759
                                                       ===============    ===============    ===============


See accompanying notes to financial statements.

                                ASSURE DATA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2005 and 2004


(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     (a)  Organization
          ------------

          Assure Data, Inc. (the "Company") is a Nevada corporation which was formed in November, 2002 and commenced operations in April 2003. The Company provides fully automated remote data backup services for small to medium sized businesses.

     (b)  Accounts Receivable
          -------------------

          Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts using the reserve method based on its assessment of the current status of the individual receivables and after using reasonable collection efforts. As of December 31, 2005 and 2004, no allowance for doubtful accounts has been provided and no bad debt expense has been recorded for the years then ended.

     (c)  Computer Equipment
          ------------------

          Computer equipment is recorded at cost and depreciated over the estimated useful lives of the assets which are three years, using the straight-line method.

     (d)  Income Taxes
          ------------

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period that includes the enactment date.

          As of December 31, 2005, deferred tax assets are related solely to the Company's net operating loss carryforwards of approximately $152,000 which are fully reserved. If these carryforwards are not utilized, they will begin to expire in 2023.

                                                                     (Continued)

                                ASSURE DATA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2005 and 2004


(1)  Organization and Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------------------------

     (e)  Financial Instruments Fair Value, Concentration of Business and Credit
          ----------------------------------------------------------------------
          Risks
          -----

          The carrying amounts reported in the balance sheet for cash, accounts receivable and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

     (f)  Use of Estimates
          ----------------

          Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     (g)  Revenue Recognition
          -------------------

          The Company charges its customers an initial set-up fee which is refundable for a 30 day period. The revenues from set-up fees are deferred and, upon expiration of the refund period, recognized over the expected period of performance, which management has estimated to be three years. In the event a customer contract is cancelled, any remaining deferred set-up fee revenue is recognized in the period of cancellation.

          The Company charges its customers monthly fees for its services based on the provisions of each customer's contract. The monthly fees consist of a base fee, a volume based data transfer fee and a volume based data storage fee. Revenues are recognized in the month the services are provided.

          The revenues from set-up fees and monthly fees are recognized based on the Company's determination that the criteria provided in SEC Staff Accounting Bulletin 104 - Revenue Recognition have been met. These criteria include that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company determines that these criteria have been met by entering into written contracts with its customers that specifically state the fees for set-up and monthly services. Set-up fees are invoiced after the actual set-up has been performed. Monthly

                                                                     (Continued)

                                ASSURE DATA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2005 and 2004


(1)  Organization and Summary of Significant Accounting Policies (Continued)
     -----------------------------------------------------------------------

     (g)  Revenue Recognition (Continued)
          -------------------------------

          fees are invoiced based on the actual usage during a particular month. Collectibility of revenues has not been an issue as of December 31, 2005. However, if the set-up fees have not been paid, monthly service would not be initiated. If the monthly service fees were not paid, the monthly service would be discontinued.

     (h)  Earnings or Loss per Common Share
          ---------------------------------

          Basic and diluted loss per common share have been computed based upon the weighted average number of common shares outstanding during the period presented. At December 31, 2005 and 2004, there were no common stock equivalents outstanding.

     (i)  Cash Flows
          ----------

          For purposes of cash flows, the Company considers all highly liquid investments with original maturities of three months of less to be cash equivalents.

(2)  Related Party Transactions
     --------------------------

     The Company paid consulting fees to a company (the "Affiliate") controlled by one of its officers and stockholders of approximately $36,000 and $750 during 2005 and 2004, respectively, which are included in general and administrative expenses in the accompanying statements of operations. During the years ended December 31, 2005 and 2004, the Affiliate provided approximately $9,000 and $16,000, respectively, of product and services which are included in cost of goods sold. The balances due to related party of approximately $4,000 and $6,000 as of December 31, 2005 and 2004, respectively, are non-interest bearing, due on demand and unsecured. The Affiliate also sold approximately $5,000 and $2,000 of computer equipment to the Company during 2005 and 2004, respectively.

(3)  Sales of Common Stock
     ---------------------

     In April 2003, the Company sold 800,000 shares of its common stock to the founding stockholders for net proceeds of $800. The resale of this common stock was restricted for a period of one year under Rule 144 of the Securities and Exchange Act of 1933 ("Rule 144"). In September 2003, the

                                                                     (Continued)

                                ASSURE DATA, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2005 and 2004


(3)  Sales of Common Stock (Continued)
     ---------------------------------

     Company completed a private placement offering in which 200,000 shares of its common stock were sold for net proceeds of $100,000. These shares were also subject to the restrictions of Rule 144.

     In September 2005, the Company completed a public offering in which 600,000 shares of its common stock were sold resulting in proceeds of $256,047 net of offering costs of $43,953.

(4)  Going Concern and Management's Plans
     ------------------------------------

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described herein, the Company has generated minimal revenues and experienced an accumulated deficit of approximately $152,000 through December 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans with regard to these matters include the following:

          o    The aggressive marketing of the Company's products and services.

          o Obtaining additional capital through the sale of common stock to existing and new stockholders.

     Accordingly, management is of the opinion that aggressive marketing combined with additional capital will result in improved operations and cash flow in 2006 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Company and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on April 15, 2006.


                                ASSURE DATA, INC.



                             By: /S/ Bob Lisle
                                ------------------------------------------------
                                Bob Lisle, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name                 Office                                      Date
----                 ------                                      ----

/s/ Bob Lisle        President, Chief Executive                  April 15, 2006
----------------     Officer and Director
Bob Lisle            (Principal Executive Officer and Principal
                     Financial and Accounting Officer)


/s/ Max Kipness      Vice President, Secretary and Director      April 15, 2006
----------------
Max Kipness