Form 10QSB
period 2006-03-31
ASSURE DATA INC
filed 2006-05-22
CIK 1311735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2006: 1,640,000 shares of common stock.

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                ASSURE DATA, INC.
             Consolidated Balance Sheets as of December 31, 2005 and
                           March 31, 2006 (unaudited)



                                     Assets

Current assets:
 Cash                                                         $ 174,662
 Accounts receivable                                              8,514
                                                              ---------

        Total current assets                                    183,176

 Computer equipment, net of accumulated
  depreciation of $5,849                                          6,813
                                                              ---------

        Total assets                                          $ 189,989
                                                              =========

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                      $   1,500
   Due to related party                                           3,961
   Deferred revenue                                               2,530
   Payroll liabilities                                            2,895
                                                              ---------

        Total current liabilities                                10,886
                                                              ---------

Stockholders' equity:
    Common stock: $.001 par value.  Authorized: 100,000,000
       shares; issued and outstanding: 1,640,000                  1,640
    Additional paid-in capital                                  375,206
    Accumulated deficit                                        (197,743)
                                                              ---------

         Total stockholders' equity                             179,103
                                                              ---------

         Total liabilities and stockholders' equity           $ 189,989
                                                              =========




The accompanying notes are an integral part of these consolidated financial statements

                                ASSURE DATA, INC.
                      Consolidated Statements of Operations



                                             Three Months      Three Months
                                            March 31, 2006    March 31, 2005

                                              (Unaudited)       (Unaudited)
                                            --------------    --------------
Revenues                                    $       22,246    $        9,680
Cost of revenues                                    16,602             6,105
                                            --------------    --------------

Gross profit                                         5,644             3,575
                                            --------------    --------------

Operating expenses:
    Product development and marketing                 --                 308
    General and administrative                      53,043             1,583
                                            --------------    --------------

       Total operating expenses                     53,043             1,891
                                            --------------    --------------

       Loss from operations                        (47,399)            1,684

Other income:
       Interest income                               1,403              --
                                            --------------    --------------

       Net loss                             $      (45,996)   $        1,684

                                            ==============    ==============

Basic and diluted income (loss) per share   $        (0.03)   $         --
                                            ==============    ==============

Weighted average number of shares
   outstanding - basic and diluted               1,613,333         1,000,000
                                            ==============    ==============




The accompanying notes are an integral part of these consolidated financial statements


                                ASSURE DATA, INC.
                      Consolidated Statements of Cash Flows



                                                    Three Months      Three Months
                                                        Ended             Ended
                                                   March 31, 2006    March 31, 2005
                                                     (Unaudited)       (Unaudited)
                                                   --------------    --------------
Cash flows from operating activities:
   Net income (loss)                               $      (45,996)   $        1,684
   Adjustments to reconcile net income (loss) to
      net cash provide by (used in) operating
      activities:
        Depreciation                                        1,254               848
        Changes in assets and liabilities:
           Accounts receivable                              5,605               (28)
           Accounts payable and accrued expenses           (1,772)           (1,539)
           Due to related party                              --              11,311
           Payroll liabilities                               (599)             --
           Deferred revenue                                 1,411              (271)
                                                   --------------    --------------

        Net cash provided by (used in)
          operating activities                            (40,097)           12,005
                                                   --------------    --------------

Cash flows from investing activities:
   Purchase of computer equipment                            --                (453)
   Net proceeds from issuance of common stock              19,960              --
   Common stock offering costs                                 40           (11,404)
                                                   --------------    --------------

        Net cash provided by (used in)
          investing activities                             20,000           (11,857)
                                                   --------------    --------------

        Net increase in cash                              (20,097)              148

Cash at beginning of period                               194,759               445
                                                   --------------    --------------

Cash at end of period                              $      174,662    $          593
                                                   ==============    ==============




The accompanying notes are an integral part of these consolidated financial statements

                                ASSURE DATA, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


ORGANIZATION

Assure Data, Inc. (the "Company") is a Nevada Corporation which was formed in November 2002 and commenced operations in April 2003. The Company provides fully automated remote data backup services for small to medium sized businesses.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2005, included in the Annual Report filed on Form l0-KSB for the year then ended.

In the opinion of the management of Assure Data, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2006, and the results of operations and cash flows for the three-month period ending March 31, 2006 have been included. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank accounts at high credit quality financial institutions. The balances at times may exceed federally insured limits.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements, in conformity with the generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

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

The revenues from set-up fees and monthly fees are recognized based on the Company's determination that the criteria provided in SEC Staff Accounting Bulletin 104 - Revenue Recognition have been met. These criteria include that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company determines that these criteria have been met by entering into written contracts with its customers that specifically state the fees for set-up and monthly services. Set-up fees are invoiced after the actual set-up has been performed. Monthly fees are invoiced based on the actual usage during a particular month. Collectibility of revenues has not been an issue as of December 31, 2005. However, if the set-up fees have not been paid, monthly service would not be initiated. If the monthly service fees were not paid, the monthly service would be discontinued.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2006, the Company does not believe that any impairment has occurred.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No.
109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107 `Disclosures about Fair Value of Financial Instruments' (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

EARNINGS (LOSS) PER COMMON SHARE

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings per Share". The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006 an entity controlled by an officer and director provided approximately $31,000 of product and services to the Company which are included in cost of goods sold. The balance due to related party of approximately $3,900 as of March 31, 2006 is non-interest bearing, due on demand and unsecured.

SALE OF COMMON STOCK

In March 2006, the Company completed a private offering in which 40,000 shares of its common stock were sold resulting in proceeds of $19,960 net of offering costs of $40.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Item 2  Management's Discussion and Analysis and Plan of Operations

General

Assure Data began operations in 2003 offering data backup services. We obtained $100,000 of initial funding from a private placement in mid-2003. In September of 2005 the Company completed a public offering in which 600,000 shares of common stock were sold resulting in proceeds of $300,000 before offering costs were paid. In March of 2006 we completed a private placement of 40,000 shares resulting in proceeds of $20,000 before offering costs. As of March 31, 2006, we have added 10 customers since inception, and following is a summary of our financial results and condition for the three months March 31, 2006 and 2005.

For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, revenues increased from $9,680 to $22,246, an increase of 129%. The additional revenues were due to an increase in the number of customers and the overall billings for additional services requested by our customers. For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, cost of revenues increased from $6,105 to $16,602, an increase of 58%. The cost of revenue increase was due to the time spent by our first employee, as well as that of two consultants providing services on behalf of the Company. For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, gross profit increased from $3,575 to $5,644, an increase of 57%. For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, operating expenses for product development and marketing decreased from $346 to $0. For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, general and administrative expenses increased from $1,583 to $53,043. This is due to the hiring of the Company's first employee, and expanded use of consultants to supply required services for the customers.

We estimate the continuing costs of being a public company to be $45,000 during 2006. These costs are being paid from revenues generated by services to customers, the proceeds from the September public offering, and the proceeds from the March 2006 private placement. For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, total operating expenses increased from $1,891 to $69,645. This is due to the hiring of the Company's first employee, and expanded use of consultants to supply required services for the customers. Other total operating expense changes were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees, and marketing costs are not fixed. Both revenue and associated costs change each month. For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, net income decreased from $1,684 to a loss of $(45,986).


Comparisons

Comparison of the three months ended March 31, 2006 and 2005:

Revenues increased to $22,246 for the three months ended March 31,2006 from $9,680 for the comparable 2005 period, representing and increase of 129%. This increase is attributed to an increase in the number of customers and the overall billings for additional services requested by our customers.

Gross profit increased to $5,664 for the three months ended March 31, 2006 from $3,575 for the comparable 2005 period, representing an increase of 58%. This increase was due to additional billing to existing customers and the addition of new customers.

Operating expenses increased to $53,043 for the three months ended March 31, 2006 from $1,891 in the comparable 2005 period. This is due to the hiring of the Company's first employee, and expanded use of consultants to supply required services for the customers. Other changes to the operating expenses were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees and marketing costs are not fixed.

Proceeds From Initial Public Offering

The initial public offering of the Company's Common Stock was closed September 26, 2005 and resulted in the sale of 600,000 shares at $0.50 per shares, for gross proceeds of $300,000. Offering costs of $43,953 have been paid, resulting in net proceeds of $256,047. The company has hired its first employee, Max Kipness. He is one of the officers and the developer of many of the services the company provides to its customers. His being full time will allow a much more rapid growth. Additional hardware has been purchased to allow better remote maintenance of systems installed on customer sites. Additional hardware and software will be required to continue to enhance the company's ability to respond to customer requests. Total expenditures of the net proceeds to date are as follows:

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

With the completion of our September 2005 public offering, we believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern in the Company's 10-KSB for the year ended December 31, 2005, we will have sufficient financial resources to meet our obligations for at least the next twelve months and beyond. Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our current customer base and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed $35,000. Based on this belief, we believe we will have adequate financial resources to meet our financial obligations as we currently conduct business for at least 12 months. In addition, we currently have the capacity to add 36 more customers with an average monthly service charge of $250 per customer without increasing our current monthly expenses. If all 36 customers were added this would increase our monthly revenues by $9,000 per month. We have added two additional clients since September 30,2005 and have an understanding with another company. These three companies have combined expected monthly revenue in excess of $1500 per month.


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

Capital Expenditures

As our business grows, we will have to acquire additional servers to accommodate the growing disk storage capacity. Our current equipment can handle the needs of 20-30 customers. A new server will be required for each additional 20-30 customers. We believe we will be able to add such equipment and finance it from customer charges and will not require debt or equity financing for our anticipated capital expenditures.

Future Obligations

We have no indebtedness or other continuing financial commitments.


Item 3.   Controls and Procedures

a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The two Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.


                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          The company sold 40,000 shares of common stock at $0.50 per share to two accredited investors in a private placement. We relied on Section 4(2) of the Securities Act in making such sales.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None

Item 6.   Exhibits

          Exhibits

          31.1 Certification by CEO and CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.


          32.1 Certification by CEO and CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:    May 22, 2006

                                                         ASSURE DATA, INC.



                                                      By: /s/ Robert Lisle
                                                         -----------------------
                                                         Robert Lisle, President