Form 10QSB
period 2006-06-30
ASSURE DATA INC
filed 2006-08-15
CIK 1311735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2006: 1,640,000 shares of common stock.

                                ASSURE DATA, INC.

                              INDEX TO FORM 10-QSB

Contents                                                                    PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1:  Unaudited Financial Statements                                        2

         Balance Sheets - June 30, 2006 (unaudited)                            2

         Statements of Operations for the Three Months And Six
         Months Ended June 30, 2006 and 2005 and from(Unaudited)               3

         Statements of Cash Flows for the Six Months Ended
         June 30, 2006 and 2005 (Unaudited)                                    4

         Notes to Unaudited Financial Statements                               5

ITEM 2:  Management Discussion and Analysis and Plan of Operations             8

ITEM 3:  Controls and Procedures                                              11

PART II  OTHER INFORMATION                                                    11

ITEM 1:  Legal Proceedings                                                    11

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds          11

ITEM 3:  Defaults Upon Senior Securities                                      11

ITEM 4:  Submission of Matters to Vote of Security Holders                    11

ITEM 5:  Other information                                                    11

ITEM 6:  Exhibits                                                             11

         Signatures                                                           11

         Certifications                                                       12

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                ASSURE DATA, INC.
                                 Balance Sheets

                                                              June 30, 2006
                                                               (unaudited)
                                                              -------------
Assets

Current assets:
 Cash                                                         $     107,143
 Accounts receivable                                                 28,307
                                                              -------------

        Total current assets                                        135,450

 Computer equipment, net of accumulated
  depreciation of $9,484                                              5,560
                                                              -------------

        Total assets                                          $     141,010
                                                              =============

                      Liabilities and Stockholders' Equity

Current liabilities:

   Due to related party                                       $         961
   Deferred revenue                                                   1,743
                                                              -------------

        Total current liabilities                                     2,704
                                                              -------------

Stockholders' equity:
    Common stock: $.001 par value.  Authorized: 100,000,000
       shares; issued and outstanding: 1,640,000                      1,640
    Additional paid-in capital                                      375,206
    Accumulated deficit                                            (238,540)
                                                              -------------

         Total stockholders' equity                                 138,306
                                                              -------------

         Total liabilities and stockholders' equity           $     141,010
                                                              =============




                 The accompanying notes are an integral part of
                    these consolidated financial statements


                                ASSURE DATA, INC.
                            Statements of Operations



                                             Three Months     Three Months     Six Months       Six Months
                                            June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                             (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                            -------------    -------------    -------------    -------------
Revenues                                    $      20,182    $       4,181    $      42,428    $      13,861
Cost of revenues                                   11,702            2,627           28,304            8,732
                                            -------------    -------------    -------------    -------------

Gross profit                                        8,480            1,554           14,124            5,129
                                            -------------    -------------    -------------    -------------

Operating expenses:
    Product development and marketing                --               --               --                308
    General and administrative                     50,383           20,596          103,426           22,179
                                            -------------    -------------    -------------    -------------
       Total operating expenses                    50,363           20,596          103,426           22,487
                                            -------------    -------------    -------------    -------------

       Loss from operations                       (41,903)         (19,042)         (89,302)         (17,358)

Other income:
       Interest income                              1,106             --              2,509             --
                                            -------------    -------------    -------------    -------------

       Net loss                             $     (40,797)   $     (19,042)   $     (86,793)   $     (17,358)

                                            =============    =============    =============    =============

Basic and diluted income (loss) per share   $       (0.02)   $        0.00    $       (0.05)   $        0.02
                                            =============    =============    =============    =============

Weighted average number of shares
   outstanding - basic and diluted              1,640,000        1,000,000        1,626,667        1,000,000
                                            =============    =============    =============    =============








                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                ASSURE DATA, INC.
                            Statements of Cash Flows



                                                   Six Months      Six Months
                                                      Ended           Ended
                                                  June 30, 2006   June 30, 2005
                                                   (Unaudited)     (Unaudited)
                                                  -------------   -------------

Cash flows from operating activities:
   Net income (loss)                              $     (86,793)  $     (17,358)
   Adjustments to reconcile net income (loss) to
      net cash provide by (used in) operating
      activities:
        Depreciation                                      2,508            --
        Changes in assets and liabilities:
           Accounts receivable                          (14,188)          5,312
           Accounts payable and accrued expenses         (6,767)          4,964
           Deferred revenue                                 624          (4,545)
                                                  -------------   -------------

        Net cash provided by (used in)
          operating activities                         (104,616)        (11,627)
                                                  -------------   -------------

Cash flows from investing activities:
   Net proceeds from issuance of common stock            19,960            --
   Common stock offering costs                               40            --
                                                  -------------   -------------

        Net cash provided by (used in)
          investing activities                           20,000            --
                                                  -------------   -------------
Cash flows from financing activities:
   Proceeds from loans payable                             --            19,778
   Repayment of notes payable to related party           (3,000)         (6,425)

         Net cash provided by (used in)                    --              --
         Financing activities                            (3,000)         13,353
                                                  -------------   -------------

        Net increase in cash                            (87,616)          1,726

Cash at beginning of period                             194,759             445
                                                  -------------   -------------

Cash at end of period                             $     107,143   $       2,171
                                                  =============   =============




                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                ASSURE DATA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



1.   ORGANIZATION

Assure Data, Inc. (the "Company") is a Nevada Corporation which was formed in November 2002 and commenced operations in April 2003. The Company provides fully automated remote data backup services for small to medium sized businesses.

2.   BASIS OF PRESENTATION

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

In the opinion of the management of Assure Data, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2006, and the results of operations and cash flows for the six-month period ending June 30, 2006 have been included. The results of operations for the six-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE ROCOGNITION

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2006, the Company does not believe that any impairment has occurred.

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

4.   RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006 an entity controlled by an officer and director provided approximately $49,000 of product and services to the Company which are included in cost of goods sold. The balance due to related party of approximately $961 as of June 30, 2006 is non-interest bearing, due on demand and unsecured.

5.   SALE OF COMMON STOCK

In March 2006, the Company completed a private offering in which 40,000 shares of its common stock were sold resulting in proceeds of $19,960 net of offering costs of $40.

6.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

Item 2 - Management's Discussion and Analysis and Plan of Operations

General

Assure Data began operations in 2003 offering data backup services. We obtained $100,000 of initial funding from a private placement in mid-2003. In September of 2005 the Company completed a public offering in which 600,000 shares of common stock were sold resulting in proceeds of $300,000 before offering costs were paid. In March of 2006 we completed a private placement of 40,000 shares resulting in proceeds of $20,000 before offering costs. As of March 31, 2006, we have added 10 customers since inception, and following is a summary of our financial results and condition for the three months ended March 31, 2006 and 2005.

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, revenues increased from $4,181 to $20,182 respectively, an increase of $16,001. The additional revenues were due to an increase in the number of customers and the overall billings for additional services requested by our customers. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, cost of revenues increased from $2,627 to $11,702, an increase of $9,075. The cost of revenue increase was due to the time spent by our first employee, as well as that of two consultants providing services on behalf of the Company. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, gross profit increased from $1,554 to $8,480, an increase of $6,926. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, general and administrative expenses increased from $20,596 to $50,383. This is due to the hiring of the Company's first employee, and expanded use of consultants to supply required services for the customers, as well as legal and accounting fees associated with being a public Company.

For the six months ended June 30, 2006 compared to the six months ended June 30, 2006, revenues increased from $13,861 to $42,428 respectively, an increase of $28,567. The additional revenues were due to an increase in the number of customers and the overall billings for additional services requested by our customers. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, cost of revenues increased from $8,732 to $28,304, an increase of $19,572. The cost of revenue increase was due to the time spent by our first employee, as well as that of two consultants providing services on behalf of the Company. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, gross profit increased from $5,129 to $14,124, an increase of $8,995. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, operating expenses for product development and marketing decreased from $308 to $0. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, general and administrative expenses increased from $22,179 to $103,426. This is due to the hiring of the Company's first employee, and expanded use of consultants to supply required services for the customers, as well as legal and accounting fees associated with being a public company.

We estimate the continuing costs of being a public company to be $45,000 during 2006. These costs are being paid from revenues generated by services to customers, the proceeds from the September public offering, and the proceeds from the March 2006 private placement. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, total operating expenses increased from $22,487 to $103,426. This is due to the hiring of the Company's first employee, and expanded use of consultants to supply required services for the customers, as well as fees legal and accounting fees associated with the public Company. Other total operating expense changes were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees, and marketing costs are not fixed. Both revenue and associated costs change each month. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, net loss increased from $(17,358) to a loss of $(86,793).

Comparisons

Comparison of the three months ended June 30, 2006 and 2005:

Revenues increased to $20,182 for the three months ended June 30, 2006 from $4,181 for the comparable 2005 period, representing an increase of 382%. This increase is attributed to an increase in the number of customers and the overall billings for additional services requested by our customers.

Gross profit increased to $8,480 for the three months ended June 30, 2006 from $1,554 for the comparable 2005 period, representing an increase of 445%. This increase was due to additional billing to existing customers and the addition of new customers.

Operating expenses increased to $50,383 for the three months ended June 30, 2006 from $20,596 in the comparable 2005 period. This is due to the hiring of the Company's first employee, and expanded use of consultants to supply required services for the customers. Other changes to the operating expenses were due to the changes in the number of customers being serviced, as well as the services being billed to the customers, as well as fees associated with the public Company. Service charges are no a constant set fee for most customers. Costs for bandwidth, other internet related fees and marketing costs are not fixed.

Comparison of the six months ended June 30, 2006 and 2005:

Revenues increased to $42,428 for the six months ended June 30, 2006 from $13,861 for the comparable 2005 period, representing an increase of 206%. This increase is attributed to an increase in the number of customers and the overall billings for additional services requested by our customers.

Gross profit increased to $14,124 for the six months ended June 30, 2006 from $5,129 for the comparable 2005 period, representing an increase of 175%. This increase was due to additional billing to existing customers and the addition of new customers.

Operating expenses increased to $103,426 for the six months ended June 30, 2006 from $22,487 in the comparable 2005 period. This is due to the hiring of the Company's first employee, and expanded use of consultants to supply required services for the customers. Other changes to the operating expenses were due to the changes in the number of customers being serviced, as well as the services being billed to the customers, as well as fees associated with the public Company. Service charges are no a constant set fee for most customers. Costs for bandwidth, other internet related fees and marketing costs are not fixed.

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

Total expenditures of the net proceeds to date are as follows:

Offering Costs                         $ 43,953
Legal                                     6,200
Repayment of loans                       15,778
Contract Labor                          128,000
Payroll                                  59,400
SEC Filing Fees                           3,615
Corporation Fees NV                         783
Hardware                                  1,532
Accounting                               17,500
Taxes                                       350
Insurance                                 2,060
Misc Exp                                  2,400

Reporting costs to the SEC will continue, and proceeds from the offering will be used as required to pay for the legal and accounting costs related to the filings.

Liquidity

All of our cash needs have been met from the results of our limited operations and the sale of our equity securities. Our cash flow statement and statement of operations are essentially the same.

With the completion of our September 2005 public offering, we believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern in the Company's 10-KSB for the year ended December 31, 2005, we will have sufficient financial resources to meet our obligations for at least the next twelve months and beyond. Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our current customer base and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed $35,000. Based on this belief, we believe we will have adequate financial resources to meet our financial obligations as we currently conduct business for at least 12 months. In addition, we currently have the capacity to add 36 more customers with an average monthly service charge of $250 per customer without increasing our current monthly expenses. If all 36 customers were added this would increase our monthly revenues by $9,000 per month. We have added four additional clients since January 1,2006. These four companies have combined expected monthly revenue in excess of $400 per month. In addition, one of our current customers has added a new division that we now backup that adds an additional $350 per month. Other current clients are increasing the size of the data being backed up and the revenues for those clients are increasing.

Plan of Development

We obtained full funding in our initial public offering, and an additional $20,000 in a private offering. Our projected approximate use of the remaining funds during the last two quarters of 2006 and the first quarter of 2007 are as follows:

Marketing Expenses                     $ 20,000
Web Site Improvements                     5,000
Salaries and taxes                       94,000
Working Capital and other uses           21,000

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

Our challenge in 2006 and 2007 will be to use the proceeds of this offering to provide working capital for marketing to promote our product and salaries of our officers to enable them to spend more time on growing our business.

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

         Date:    August 14, 2006

                                                 ASSURE DATA, INC.



                                                 By: /s/ Robert Lisle
                                                    ----------------------------
                                                    Robert Lisle, President and
                                                    Principal Accounting Officer