Form 10QSB
period 2006-09-30
ASSURE DATA INC
filed 2006-11-17
CIK 1311735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 000-52297


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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [ ] No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes [ ] No [X].

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 20, 2006: 1,640,000 shares of common stock.

                                ASSURE DATA, INC.

                              INDEX TO FORM 10-QSB

Contents                                                            PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1:  Unaudited Financial Statements                                        2

         Balance Sheet  - September 30, 2006 (Unaudited)                       2

         Statements of Operations for the Three Months And Nine
         Months Ended September 30, 2006 and 2005(Unaudited)                   3

         Statements of Cash Flows for the Nine Months Ended
         September 30, 2006 and 2005 (Unaudited)                               4

         Notes to Unaudited Financial Statements                               5

ITEM 2:  Management Discussion and Analysis and Plan of Operations             7

ITEM 3:  Controls and Procedures                                               9

PART II  OTHER INFORMATION                                                     9

ITEM 1:  Legal Proceedings                                                     9

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds           9

ITEM 3:  Defaults Upon Senior Securities                                       9

ITEM 4:  Submission of Matters to Vote of Security Holders                     9

ITEM 5:  Other information                                                     9

ITEM 6:  Exhibits                                                              9

         Signatures                                                            9

         Certifications                                                       10

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                ASSURE DATA, INC.
                     Balance Sheet as of September 30, 2006
                                   (unaudited)



Assets

Current assets:
 Cash                                                         $  73,288
 Accounts receivable                                             29,339
                                                              ---------

        Total current assets                                    102,267

 Computer equipment, net of accumulated
  depreciation of $10,738
                                                                  4,306
                                                              ---------
 Total assets                                                 $ 106,933
                                                              =========

                      Liabilities and Stockholders' Equity

Current liabilities:

   Due to related party                                       $     961
   Deferred revenue                                                 782
   Payroll Liabilities                                              129
                                                              ---------

        Total current liabilities                                 1,872
                                                              ---------

Stockholders' equity:
    Common stock: $.001 par value.  Authorized: 100,000,000
       shares; issued and outstanding: 1,640,000                  1,640
    Additional paid-in capital                                  375,207
    Accumulated deficit                                        (271,786)
                                                              ---------

         Total stockholders' equity                             105,061
                                                              ---------

         Total liabilities and stockholders' equity           $ 106,933
                                                              =========


              The accompanying notes are an integral part of these
                       consolidated financial statements


                                ASSURE DATA, INC.
                            Statements of Operations



                                            Three Months     Three Months     Nine Months      Nine Months
                                            Sept 30, 2006    Sept 30, 2005   Sept 30, 2006    Sept 30, 2005

                                             (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
                                            -------------    -------------   -------------    -------------
Revenues                                    $      17,332    $      14,816   $      59,760    $      34,526
Cost of revenues                                   12,221            9,819          40,525           16,671
                                            -------------    -------------   -------------    -------------

Gross profit                                        5,111            4,997          19,235           17,835
                                            -------------    -------------   -------------    -------------

Operating expenses:
    Product development and marketing                --               --              --
    General and administrative                     38,991            1,918         142,417            5,084
                                            -------------    -------------   -------------    -------------
       Total operating expenses                    38,991            1,918         142,417            5,084
                                            -------------    -------------   -------------    -------------

       Profit (Loss) from operations              (33,880)           3,079        (123,182)          12,771

Other income:
       Interest income                                635             --             3,144             --
                                            -------------    -------------   -------------    -------------

       Net Income (loss)                    $     (33,245)   $       3,079   $    (120,038)   $      12,771
                                            =============    =============   =============    =============

Basic and diluted income (loss) per share   $       (0.02)   $        0.03   $       (0.07)   $        0.01
                                            =============    =============   =============    =============

Weighted average number of shares
   outstanding - basic and diluted              1,640,000        1,200,000       1,631,111        1,066,667
                                            =============    =============   =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                                ASSURE DATA, INC.
                            Statements of Cash Flows



                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                  Sept, 30 2006   Sept 30, 2005
                                                   (Unaudited)     (Unaudited)
                                                  -------------   -------------

Cash flows from operating activities:
   Net income (loss)                              $    (120,039)  $      12,771
   Adjustments to reconcile net income (loss) to
      net cash provide by (used in) operating
      activities:
        Depreciation                                      3,762           2,594
        Changes in assets and liabilities:
           Accounts receivable                          (15,220)         (1,496)
           Accounts payable and accrued expenses         (6,638)           --
           Due to Related Party                          (3,000)         34,047
           Deferred Revenue                                (337)           (813)
                                                  -------------   -------------

        Net cash provided by (used in)
          operating activities                         (141,472)         47,103
                                                  -------------   -------------

Cash flows from investing activities:
   Purchase of equipment                                   --              (453)
                                                  -------------   -------------
       Net cash provided by (used in)
          investing activities                             --              (453)
                                                  -------------   -------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock            20,000         256,047
         Net cash provided by (used in)                    --              --
         Financing activities                            20,000         256,047
                                                  -------------   -------------


         Net decrease in cash                          (121,472)        302,697

Cash at beginning of period                             194,760             445
                                                  -------------   -------------

Cash at end of period                             $      73,288   $     303,142
                                                  =============   =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                ASSURE DATA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


ORGANIZATION

Assure Data, Inc. (the "Company") is a Nevada Corporation that was formed in November 2002 and commenced operations in April 2003. The Company provides fully automated remote data backup services for small to medium sized businesses.


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

In the opinion of the management of Assure Data, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2006, and the results of operations and cash flows for the nine-month period ending September 30, 2006 have been included. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.


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

REVENUE ROCOGNITION

The Company charges its customers an initial set-up fee, which is refundable for a 30 day period. The revenues from set-up fees are deferred and, upon expiration of the refund period, recognized over the expected period of performance, which management has estimated to be three years. In the event a customer contract is cancelled, any remaining deferred set-up fee revenue is recognized in the period of cancellation.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2006, the Company does not believe that any impairment has occurred.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No.
109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company's assessment of the collectibilty of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, the Company's estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectibility of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided. At September 30, 2006 no allowance for doubtful accounts was deemed necessary.

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

EARNINGS (LOSS) PER COMMON SHARE

The Company reports profit and loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings per Share". In the case of losses, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

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

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006 an entity controlled by an officer and director provided approximately $49,000 of product and services to the Company which are included in cost of goods sold. The balance due to related party of approximately $961 as of September 30, 2006 is non-interest bearing, due on demand and unsecured.

SALE OF COMMON STOCK

In March 2006, the Company completed a private offering in which 40,000 shares of its common stock were sold resulting in proceeds of $19,960 net of offering costs of $40.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

In  September  2006,  the FASB issued FASB  Statement  No. 157.  This  Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Item 2 - Management's Discussion and Analysis and Plan of Operations

General

Assure Data began operations in 2003 offering data backup services. We obtained $100,000 of initial funding from a private placement in mid-2003. In September of 2005 the Company completed a public offering in which 600,000 shares of common stock were sold resulting in proceeds of $300,000 before offering costs were paid. In March of 2006 we completed a private placement of 40,000 shares resulting in proceeds of $20,000 before offering costs. As of September 30, 2006, we have added 10 customers since inception, and following is a summary of our financial results and condition for the three months ended September 30, 2006 and 2005.

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, revenues increased from $14,816 to $17,332 respectively, an increase of $2,3486 For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, cost of revenues increased from $9,819 to $12,221, a increase of $2,402. The cost of revenue increase was due to an increase in customers. For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, gross profit increased from $4,997 to $5,111 an increase of $114. For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, general and administrative expenses increased from $1,918 to $38,991. This is due to the hiring of the Company's first employee, and expanded use of consultants to supply required services for the customers, as well as legal and accounting fees associated with being a public Company.

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, revenues increased from $34,526 to $59,760 respectively, an increase of $24,334. The additional revenues were due to an increase in the number of customers and the overall billings for additional services requested by our customers. For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, cost of revenues increased from $16,671 to $40,525, an increase of $23,854. The cost of revenue increase was due to the time spent by our first employee, and second employee as well as that of our consultant providing services on behalf of the Company. For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, gross profit increased from $17,835 to $19,235, an increase of $1,400. For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, operating expenses for product development and marketing there were no changes. For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, general and administrative expenses increased from $5,084 to $142,417. This is due to the hiring of the Company's first two employees, and expanded use of consultants to supply required services for the customers, as well as legal and accounting fees associated with being a public company.

We estimate the continuing costs of being a public company to be $45,000 during 2006. These costs are being paid from revenues generated by services to customers, and the proceeds from the March 2006 private placement. For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, total operating expenses increased from $5,084 to $142,417. This is due to the hiring of the Company's first two employees, and expanded use of consultants to supply required services for the customers, as well as fees legal and accounting fees associated with the public Company. Other total operating expense changes were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees, and marketing costs which are not fixed. Both revenue and associated costs change each month. For the nine months ended September 30, 2006 there was a net loss of $(120,038) compared to the nine months ended September 30, 2005, net profit of $12,771.

Comparisons

Comparison of the three months ended September 30, 2006 and 2005:

Revenues increased to $17,332 for the three months ended September 30, 2006 from $14,816 for the comparable 2005 period, representing a increase of 17%. This increase is attributed to an increase in the number of customers and the overall billings for additional services requested by our customers.

Gross profit increased to $5,111 for the three months ended September 30, 2006 from $4,997 for the comparable 2005 period, representing an increase of 23%. This increase was due to a decrease in associated costs of servicing customers.

Operating expenses increased to $38,991 for the three months ended September 30, 2006 from $1,918 in the comparable 2005 period. This is due to the hiring of the Company's first two employees, and expanded use of consultants to supply required services for the customers. Other changes to the operating expenses were due to the changes in the number of customers being serviced, as well as the services being billed to the customers, as well as fees associated with the public Company. Service charges are no a constant set fee for most customers. Costs for bandwidth, other internet related fees and marketing costs are not fixed.

Comparison of the nine months ended September 30, 2006 and 2005:

Revenues increased to $59,760 for the nine months ended September 30, 2006 from $34,526 for the comparable 2005 period, representing and increase of 73%. This increase is attributed to an increase in the number of customers and the overall billings for additional services requested by our customers.

Gross profit increased to $19,235 for the nine months ended September 30, 2006 from $17,835 for the comparable 2005 period, representing an increase of 8%. This increase was due to additional billing to existing customers and the addition of new customers.

Operating expenses increased to $142,417 for the nine months ended September 30, 2006 from $5,084 in the comparable 2005 period. This is due to the hiring of the Company's first two employees, and expanded use of consultants to supply required services for the customers. Other changes to the operating expenses were due to the changes in the number of customers being serviced, as well as the services being billed to the customers, as well as fees associated with the public Company. Service charges are no a constant set fee for most customers. Costs for bandwidth, other internet related fees and marketing costs are not fixed.


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

Plan of Development

The early stages of our business plan are complete. We have a functional service with paying customers and an increasing monthly revenue stream. We have a web site that is listed with a number of search engines, and have a specific `Add Words' agreement in place with Google, from which we receive phone calls from potential customers weekly as well as `hits' that are turning into customers and potential customers. This site needs to be expanded and the mass marketing portion of our business plan will be started. Mr. Lisle, the president of Assure Data, is currently acting as a consultant to the company, and billing for services rendered. Mr. Kipness is now working full time as an employee. Mr. Kipness will add additional functionality to our current services and add new services that are related to the remote backup process now in place. Two new products have been introduced and are now available to a select set of customers. These customers are involved in the final testing of the services, prior to general release in the first quarter of 2007. The new products are a Small Business version of our backup services, and a Home/Personal version that can be used by anyone with a high speed internet connection with no additional hardware required to be installed at the users' location. As a result of working with our current customer base, Assure Data has started providing network infrastructure consulting services. Consulting services for the third quarter were approximately $8,400 and are expected to rise in the fourth quarter to approximately $25,000.

Low cost office space is available and all other expenses will be monitored closely to assure that the focus of the next phase of the business plan moves ahead as planned.

As of October 15, 2005, Max Kipness became a full time employee. Mr Lisle is acting as a consultant and charging for actual services rendered. A second full time employee was added as of July 1, 2006.

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

         Date:  November 17, 2006

                                                      ASSURE DATA, INC.



                                                      By: /s/ Robert Lisle
                                                         -----------------------
                                                         Robert Lisle, President