Form 10KSB
period 2006-12-31
ASSURE DATA INC
filed 2007-04-02
CIK 1311735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period ____________ to

                        Commission file number 000-52297

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

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

The issuer's revenues for its most recent fiscal year were: $78,575.



The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $1,051,000 at April 2, 2007.

At March 31, 2007 the registrant had outstanding 1,640,000 shares of par value $.001 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes   No X
                                                             ----  ----

                                TABLE OF CONTENTS


PART I..........................................................................
   ITEM 1. DESCRIPTION OF BUSINESS.............................................1
   ITEM 2. PROPERTIES..........................................................8
   ITEM 3. LEGAL PROCEEDINGS...................................................8
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................8

PART II........................................................................8
   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............8
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........9
   ITEM 7. FINANCIAL STATEMENTS...............................................11
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................11

PART III......................................................................11
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......11
   ITEM 10. EXECUTIVE COMPENSATION............................................12
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....13
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................14
   ITEM 13. EXHIBITS..........................................................14
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................15

                                ASSURE DATA, INC.

                                     PART I

     ITEM 1. DESCRIPTION OF BUSINESS

General

Assure Data, Inc. was incorporated under the laws of Nevada on November 18, 2002, commenced operations in April 2003 and is currently marketing its services. Our general plan is to provide comprehensive automated data backup and retrieval services for small to medium-sized businesses, up to $250 million in annual sales, both in the United States as well as foreign countries. Our service is believed to be unique in that we maintain two separate data backup repositories, one local to the customer and the second in a secure off-site facility. The updates from the local server are transferred from the local backup server to the off-site facility via high speed Internet connectivity. We have introduced our new Personal version of our backup service that does not maintain an on-site repository of the data. We now provide customers with multi-level email virus protection, and `SPAM' filtering.

Assure Data Remote Backup Services

Enterprise class customers choose what data on their servers and workstations that they wish to have backed up. This is accomplished using a web-browser based `client' provided by Assure Data. This `client' provides a secure connection to both the local Assure Data Remote Backup Server, and the off-site secure server. The automated backup runs at the specified time and creates a copy of any newly created files, and changes to any old files. This backup data is then transmitted via the Internet to the off-site secure facility. Thus, companies have two full data backups available in case of an equipment failure or a disaster to their facilities. The retrieval of the data is also accomplished via the web-based browser `client'. End user companies are assured of having all data available to be reviewed by opening the web-based browser and following the data hierarchy and selecting what data is to be restored. Personal version customers have the same functionality, but with only one backup, that is located in the off-site secure facility.

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

All backed up data is maintained on computer hard disk. This is more reliable than tape or other linear processes. In addition, the retrieving of a single file or small number of files becomes almost effortless. If an Enterprise class client has a file or series of files that require restoring, the data is normally retrieved from the Assure Data Remote Backup Server. This is the server that is directly attached to the customer's network, and the data is transferred at higher network data transfer rates. The only time the off-site facility is used for data retrieval is when the Assure Data Remote Backup Server is not available. The most likely situation for this is when a system wide disaster has occurred such as a fire or natural disaster. When a Personal class customer has a file or series of files that require restoring, the data is retrieved from the off-site secure location.

The Primary Manner In Which We Expect To Conduct Business

Assure Data has contacted a vendor that is willing to provide access to a select email listing of information technology employees and consultants. The list is available without any initial charges, and for compensation consisting solely of 13% of the net sales derived from the direct use of the list. As of December 31,2006 we have not used the list. This email list will be used to contact people who are directly responsible or involved in the maintaining of business data. These are people who have the responsibility of making sure that the critical business data they have been entrusted with is safe and available in case of disaster including server and workstation failures, as well as equipment or facility losses. These individuals will receive emails describing our services and a link to the Assure Data Inc. web site. Any contact with persons on the list must be made in compliance with privacy laws, including the National Do-Not-Call list and anti-spamming laws.

We have started discussions with a group of independent sales representatives, who are interested in marketing our Personal version of our remote backup service. This group already markets services and services to the same group of potential customers. This group has over 10,000 agents currently marketing products and services. Our product will be an additional service the representatives can sell.

Consulting services are being expanded as out customer base has continued to request these services.

Web Site

We currently have one domain name registered, www.assuredata.com. This site describes our services and provides contact information. The web site is being re-designed to allow potential customers to try the process on line. A free download of our Personal version of or backup process will be added. Links to our SEC filings will be added to the new web site.

Customers

As of December 31, 2006, we have nine customers using our Enterprise class data backup process. Revenues from such accounts range from $100 - $750 per month, and thus no one customer is dominant. Charges are made based upon a $70 - $75 per month base charge, a charge for data transmission over a 30-day average, at the rate of $0.102 per average transmitted megabyte per month, and a charge for off-site storage based upon a sliding scale for gigabyte storage consumed. All contracts for service are terminable upon 30 days notice by either party.

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

Our Concept And Technology

Our founders have over 37 years of computer industry related experience. Dealing with daily data backup, recovery and retrieval issues has been a large part of their experience. As consultants to companies, and as data processing managers for companies, they made recommendations on how a company should back up their critical data.

With the advent of more reasonably priced high-speed Internet connectivity, and the dramatic increase of hard disk capacity, and decreased relative cost, a different overall methodology developed to take advantage of the following technologies.

     o Hard disk is more reliable than tape. It constantly self checks, and redundant data checks are automatically performed when any data is written to the disk. Hard disk is not linear, and therefore random data retrieval for testing purposes can be accomplished more quickly and easily.
     o The use of high-speed Internet connections in small business has become commonplace. Most companies have DSL or ISDN connections. Many have partial T1 connections with even greater bandwidth available.
     o The use of the Internet has made most computer users comfortable using a `browser' such as Internet Explorer or Netscape.
     o Computer software algorithms that allow data compression and soft data pointers that can mark changes in a data file at a very low level have been developed.
     o Open source operating systems, such as Linux, are available at almost no cost, and can be configured to be virtually hack proof and virus proof.
     o Custom computer configurations can be created, reducing the cost of a single computer system. o Backup services are but one service that the backup server can perform.
     o Large secure site facilities for co-location are available in most major cities. These facilities have redundant power supplies, emergency power generators and multiple connections directly to the Internet Back Bone infrastructure.
     o Individuals now have large amounts of personal data on home PC's that although is not critical in nature, is very valuable, such as digital family photos, or emails and word processing documents.


Based on the above technologies, we developed the Assure Data Remote Backup Service. We believe our advantages are as follows.

     o For Enterprise class clients we maintain two sets of backed up data, with 30 days of information. We use compression and soft pointers to reduce the total amount of data that needs to be stored and transferred. This reduces the total cost of maintaining multiple copies of the data.
     o The local copy is maintained on a `Locked Down' Linux based system. This system is directly connected to the local network. It performs the initial daily backup of all selected computers, directories and files. Then it transfers, via an encrypted transmission over the Internet, the backed up data to a secure server in a secure facility. This insures that a complete second copy of the backed up data is available in case of damage to the original facility. Our secure server is located in a shared-use facility in Dallas, Texas dedicated to off-site computer applications, which we rent for $249 per month.
     o The process is totally automated. No human intervention is required. Our system is self-monitoring, and emails for success and failures are sent to both the Assure Data staff, and selected individuals of the client company. This insures that if a failure does occur, immediate action is taken to insure that the problem is resolved, and the data is backed up as soon as possible.
     o If a complete local failure occurs, do to a facility loss, such as fire or a natural disaster, we load a complete copy of the client's data onto a new backup server and ship it over night to the facility the company will be using for its new computer location. We then help them restore the lost data to the new hardware.
     o If the loss of data is only on a single computer, and our local backup system is functioning normally, the customer can retrieve the data directly from the local backup system, without having to transfer large amounts of data across the Internet. If a customer needs to retrieve a single file or directory from any time in the last 30 days, the customer uses the web based `Assure Data Client Interface' and restores the correct data from the local unit. At any time the customer can access the data on the Remote Secure Server, via the Internet to restore data for testing or any other reason they may have.
     o The pricing is based on the actual storage and bandwidth usage. This makes the service available and cost effective for varying clients that need to backup different amounts of data.

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

Expected Employee Requirements

Mr. Kipness is a full time employee. Mr. Lisle is working as a consultant to Assure Data. Additional support is provided by consultants as required. As the company expands, and additional customers are added, Mr. Lisle will eventually become employed on a full-time basis. We added a second full time employee during 2006, due primarily to an increase in consulting services requested by out customers. Additional employees will be added as required. Our process is totally automated, but we need to insure that if a customer requires help, or just wants to talk to a live Assure Data representative, they will be able to do so quickly.

Competition

Our competition will come from companies that use software, hardware or a combination of both. In our review of the industry, we located via the Internet approximately 40 companies that supply some type of backup service. The largest of these companies has just over 6,500 customers worldwide. They use a software only solution, and the process runs on a customer's server and transmits changes to a secure location on a continuous basis. Other providers we reviewed had as few as 25 customers online. Our research was limited in scope, but indicated that many of these companies did not provide a complete solution to what we believe customers need to properly secure and retrieve their critical data.

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

Our Enterprise Class backup process uses a different standard approach. We supply dual backups on all of our sites to provide quick restoration of even large amounts of data, without the need to transfer that information across the Internet. This dual location concept also protects in case of any single location being destroyed, including the secure server location. The customer does not purchase any equipment, or supplies. The equipment installation is a simple connection to their network, and then the setup is accomplished remotely, with Assure Data personnel assisting the customer to correctly choose the data to be saved. The pricing is modest, based upon the actual amount of data to be saved. The backups are totally automated, and require no human interaction.

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

Our accumulated deficit though December 31, 2006, is $307,482. We were incorporated on November 18, 2002, commenced operations in April 2003 and are a three year old company with very little operating history or revenues. We have never achieved a profitable level of operations.

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

Our process is running live and has been tested for over two years. Tests are run daily to make sure that the process is working correctly. But even with a high level of testing and continued monitoring our system could fail, and a customer could bring legal action against us. Our contracts do not guarantee that a customer will never lose their data, but that may not stop a customer who has incurred a loss from trying to recover the costs related to the loss of their data.

We must maintain our key managers.

Our success will depend greatly upon our President and Vice-President. Robert Lisle serves as President, Treasurer and Director. Max Kipness serves as Vice-President, Secretary and Director. The loss of either of their services would hamper our ability to implement our business plan, and could cause our stock to become worthless. We will be heavily dependent upon Mr. Lisle's entrepreneurial skills and experience to implement our business plan and Mr. Kipness' technical expertise to continue the development of the services we provide. At present, Mr. Kipness is a full time employee. We do not have an employment agreement with Robert Lisle and there is no assurance that he will continue to manage our affairs in the future. We could lose the services of either or both parties, and the services of either Robert Lisle or Max Kipness would be difficult to replace.



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

We currently provide services to nine customers under contracts that are terminable upon 30 days' notice. Our customer base must increase substantially in order to provide increased revenues and a stable base of customers, so that the loss of one or more will be absorbed across the entire base. It is not feasible to require customers to commit to longer term agreements, and our success will depend upon providing service that creates a high level of customer satisfaction.

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

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. Although Congress placed a moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly exempted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

                           RISKS RELATED TO OUR STOCK

Selling shares of our stock could be difficult, making your investment in the company illiquid.

There is a very limited active public market for our shares, and an investment in the company should be considered an illiquid investment. There is no assurance that a public market for such securities will develop or be sustained if developed. As such, investors may not be able to readily dispose of any shares purchased hereby.

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

     ITEM 2. PROPERTIES

Facilities And Offices

Our current office address is at Robert Lisle's home office. Max Kipness also works from his computer at home. Our off-site storage server is in a rack at a secure, shared-use facility in Dallas, Texas. Such space is provided to us free of charge. Other such sites are readily available if we need to move for any reason. No other office space or facilities are required at this time, and we do not expect to require them in the near future. Administrative offices will be established when we have full-time employees that cannot work from a remote location. However, we will continue to use secure co-location facilities available across the country and in Europe, rather than create our own facilities. Using these co-location facilities is far more cost effective, and allows us to put customer's data in locations that make logical sense from the prospective of the customer.

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

Holders

     As of December 31, 2006, 1,640,000 common shares of the Company's common stock are held of record by 41 holders of record.

Dividends

     We have never paid any dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

         None.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     General

Assure Data began operations in 2003 offering the data backup services described under "Business." We obtained $100,000 of initial funding from a private placement in mid-2003, and $300,000 from a limited public offering in 2005. We obtained $20,000 of additional funding in a sale of 40,000 shares of stock at $.50 in a private placement in March of 2006.

Summary Operations Data

                                     Year                   Year
                                    ended                  ended
                              December 31, 2005      December 31, 2006
                              -----------------      -----------------
 Revenues                          $34,860                 $78,575
 Expenses                           95,773                 237,827
 Net income (loss)                 (60,913)               (159,252)
 Basic and diluted loss
 per share                           (0.05)                  (0.10)

Balance Sheet Data

                                                     December 31, 2006
                                                     -----------------
  Current assets                                           $82,732
  Net property and equipment                                 3,052
  Accounts payable and accrued expenses                     14,777
  Total liabilities                                         16,419
  Stockholders' equity                                      69,365

Results of Operations


Year ended December 31, 2006 Compared to 2005


For the year ended December 31, 2006, we had revenues of $78,575 as compared to $34,860 of revenues for the year ending in 2005. A substantial part of the increase is due to additional consulting services requested by our customers. Our cost of revenues was $47,356 during 2006, resulting in a gross profit of $31,219 which was offset by general and administrative expenses of $190,471. The increase of the general and administrative expenses from $79,102 to $190,471 was due to the addition of a new employee, and additional costs in professional fees. The cost of goods sold increased from $16,671 in 2005 to $47,356 in 2006. This is related to the increased consulting fee revenues, and the costs associated with the work performed.

Resources

As of December 31, 2006 we had cash available of $49,770 and $32,962 in receivables net of allowance for doubtful accounts of $1,805. Our current liabilities as of the same date are $16,419.


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

With the completion of our September 2006 public offering and the revenue generated, we believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern in the Company's 10-KSB for the year ended December 31, 2006, we will have sufficient financial resources to meet our obligations for at least the next twelve months and beyond. Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our current customer base and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed $50,000. Based on this belief, we believe we will have adequate financial resources to meet our financial obligations as we currently conduct business for at least 12 months. In addition, we currently have the capacity to add 35 more customers with an average monthly service charge of $250 per customer without increasing our current monthly expenses. If all 35 customers were added this would increase our monthly revenues by $9,000 per month. We have added four additional clients since January 1, 2006. These four companies have combined expected monthly revenue in excess of $400 per month. In addition, one of our current customers has added a new division that we now backup that adds an additional $350 per month. Other current clients are increasing the size of the data being backed up and the revenues for those clients are increasing.

Plan of Development

We obtained $300,000 in funding from our public offering, and $20,000 from a sale of 40,000 shares at $.50 in a private placement in March of 2006. Our focus has been to update our client software to add additional functionality, and create a more user friendly interface. We have started discussions with companies that would like to "Private Brand" our services, as well as purchase licenses for specific vertical and geographic markets. We have also developed a Personal version of the backup software that will be marketed to home PC users.

We have started discussions with a group of independent sales representatives, who are interested in marketing our Personal version of our remote backup service. This group already markets services and services to the same group of potential customers. This group has over 10,000 agents currently marketing products and services. Our product will be an additional service the representatives can sell.


Our challenge in 2007 will be to continue to expand our customer base and start the marketing of our Personal version of remote backup through a group of sales representatives.

Capital Expenditures

As our business grows, we will have to acquire additional servers to accommodate the growing disk storage capacity. Our current equipment can handle the needs of 40 - 50 customers. A new server will be required for each additional 40 - 50 group of customers. We believe we will be able to add such equipment and finance it from customer charges and will not require debt or equity financing for our anticipated capital expenditures.

Accounting Policies

Revenue Recognition

We expect to generate revenue from providing automated data backup and retrieval services, virus protection services and `spam' blocking services. Our current clients have been very satisfied with our services and contacts with potential customers are ongoing. The Company charges its customers monthly fees for its services. Revenues are recognized in the month the services are provided. The monthly fees consist of a base fee, a data transfer fee, based on the volume of data transferred, and a data storage fee, based on the volume of data stored. Consulting services are billed on an hourly rate.

Stock-Based Compensation

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

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management, with the participation of our chief executive officer and the chief financial officer, who is one in the same, carried out an evaluation of the effectiveness of the our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer / chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including its chief executive / chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during the period covered by his report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting


ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Directors and Executive Officers


Mr. Robert Lisle, age 58, is our President, Treasurer and a Director and functions as our chief executive officer and chief financial and accounting officer. Mr. Lisle has 27 years' of experience in the computer and computer consulting fields. He has been the President of Information Technology Systems
Inc. and Lisle & Associates for the past 26 years. Previous to that he spent three years as a systems analyst and programmer for Century 21 Real Estate in Irvine, California and the Data Processing Manger for JSH Electronics in Culver
City, California.

Mr. Max Kipness, age 39, is our Vice President,  Secretary,  and a Director. Mr.
Kipness is a Certified Microsoft Engineer as well as a Cisco Certified Engineer.
He has been the ITM manager for a large manufacturing company with offices and manufacturing plants across the country. Previous to that, he spent six years as a senior network consultant with a large network consulting firm in Dallas, Texas. For the year prior to that, he was in the sales department of a national computer and peripheral distribution company. Prior to working in direct sales, he was a partner for five years in a retail computer sales and repair operation in Dallas, Texas. During the last eight years, Mr. Kipness has consulted on network and infrastructure operation for small and medium companies. Mr. Kipness is serving as the Chief Technology Officer of the Company.

We presently expect to conduct our first annual meeting of stockholders and directors in June of 2007, at which time directors will be elected. All directors will serve for a period of one year unless removed in accordance with our bylaws.

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

Compliance with Section 16(a)

     The Company files reports pursuant to Section 12 of the Securities Exchange
Act of 1934, and its officers, directors, and 10% shareholders are not required to file reports under Section 16(a) of the Securities Act. There are no known failures by such persons to make all required filings.

     ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following  table sets forth the  compensation  earned by the Company's Chief
Executive Officer and Vice president for the year ended December 31, 2006. It also includes consulting fees for services rendered in all capacities to the Company for the fiscal years ended December 31, 2005, 2004 and 2003.


                                    Annual Compensation                Long-Term Compensation
                                                                       Securities
                                                                       Underlying
Name/Principal                                        Other Annual     Options or    All Other
Position               Year     Salary      Bonus     Compensation     Warrants     Compensation
--------------------   ----     ------      -----     ------------     --------     ------------

Robert Lisle, CEO(1)   2006     $51,286     $ 0       $    0           $   0           $   0
                       2005     $36,000     $ 0       $    0           $   0           $   0
                       2004     $16,355     $ 0       $    0           $   0           $   0
                       2003     $63,785     $ 0       $    0           $   0           $   0
Max Kipness(2)         2006     $69,333     $ 0       $    0           $   0           $   0
                       2005     $13,333     $ 0       $    0           $   0           $   0
                       2004     $   0       $ 0       $    0           $   0           $   0
                       2003     $1,960      $ 0       $    0           $   0           $   0


Even though Mr. Lisle is an officer of Assure Data, he is not employed by Assure Data. Nevada does not require officers of Nevada corporations to be employees.


(1) Mr. Lisle has been compensated by Information Technology Systems Inc. which has invoiced Assure Data for his services, during 2003, 2004, 2005 and 2006.

(2) Mr. Kipness was reimbursed for direct expenses, services, as well as supplies and equipment purchased on behalf of Assure Data for this amount during 2003, 2005 and 2006.

                                             Number of Securities Underlying   Value of Unexercised
Stock                                        Unexercised                       in-the-Money Options at
Options                                      Options at Fiscal Year End        Fiscal Year End
-------                                      --------------------------        ---------------

                   Number of
                   Shares
                   Acquired or     Realized
Name               Exercised       Value     Exercisable      Unexercisable    Exercisable      Unexercisable
----               ---------       -----     -----------      -------------    -----------      -------------
None


Long-term                                                      Estimated Future Payments Under
Incentive Plans                                                Non-Stock Price-Based Plans
---------------                                                ---------------------------

                                             Performance or
                   Number of                 Other Period
                   Shares, Under or          Until Maturation   Threshold         Target            Maximum
Name               Other Rights #            or Payout          ($ or #)          ($ or #)          ($ or #)
----               --------------            ---------          --------          --------          --------
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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2006, the Company has issued and outstanding 1,640,000 shares of Common Stock. There is no other class of voting security of the Company issued or outstanding. The following table sets forth the number of shares of Common Stock beneficially owned as of December 31, 2006, by (i) each director,
(ii) each executive officer named in the Summary Compensation Table and (iii) each person known to own beneficially more than 5% of our stock and (iv) all directors, named executive officers and other executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act as of that date.

Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

                             Shares of Common Stock

Name                         Number of Shares Owned   % Total Outstanding Shares
----                         ----------------------   --------------------------

Robert Lisle                         266,667                      16.26
6680 Yosemite Lane
Dallas, Texas 75214

Max Kipness                          266,667                      16.26
549 Valley View Dr.
Lewisville, Texas 75067

Patricia Gunter                      416,666                      25.40
174 FM 1830
Argyle, Texas 76226

All officers and
directors as a group                 533,334                      32.52
(2 persons)

     The Company is not aware of any arrangement which might result in a change in control in the future.

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid consulting fees to a company (the "Affiliate") controlled by one of its officers and stockholders of approximately $51,000 and $36,000 during 2006 and 2005, respectively, which are included in general and administrative expenses. During the years ended December 31, 2006 and 2005, the Affiliate provided approximately $12,750 and $9,000, respectively, of product and services which are included in cost of goods sold. During the years ended December 31, 2006 and 2005, the Affiliate provided approximately $38,250 and $27,000, respectively, of product and services which are included in general and administrative expenses. The Affiliate also sold approximately $1,100 and $5,000 of computer equipment to the Company during 2006 and 2005, respectively.

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

------------------------
(1)  Previously filed as exhibits to Form SB-2, file no. 333-141347
(2)  Filed herewith


     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          For 2006, Sherb & Co.LLP has billed the Company for the services described below:

          Audit Fees.            $20,000
          ----------

          Audit Related Fees       9,000
          ------------------     -------
                  Total          $29,000

          For 2005, Tschopp, Whitcomb & Orr, P.A. has billed the Company for the services described below:

          Audit Fees             $ 4,950
          Audit-Related Fees      11,950
          ------------------     -------
          Total                  $16,900

                                ASSURE DATA, INC.
                                TABLE OF CONTENTS



Index to Financial Statements                                                F-1


Report of Independent Registered Public Accounting Firm                      F-2

Report of Independent Registered Public Accounting Firm                      F-3

Financial Statements:

Balance Sheet - December 31, 2006                                            F-4

Statements of Operations
            - Years Ended December 31, 2006 and 2005                         F-5

Statements of Stockholders' Equity
            - Years Ended December 31, 2006 and 2005                         F-6

Statements of Cash Flows
            - Years Ended December 31, 2006 and 2005                         F-7

Notes to Financial Statements                                                F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
Assure Data, Inc.

We have audited the accompanying balance sheet of Assure Data, Inc. for the year ended December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Assure Data, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assure Data, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $307,500 and has cash used in operations of $161,989 for the year ended December 31, 2006. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Sherb & Co., LLP

Sherb & Co., LLP
New York, New York
March 28, 2007

             Report of Independent Registered Public Accounting Firm

The Board of Directors
Assure Data, Inc.:

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Assure Data, Inc. for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Assure Data, Inc. for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal revenues and experienced an accumulated deficit of approximately $152,000 through December 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Tschopp, Whitcomb & Orr, P.A.


March 20, 2006
Maitland, Florida


                                ASSURE DATA, INC.
                                -----------------

                                  BALANCE SHEET
                                  -------------

                                DECEMBER 31, 2006
                                -----------------


                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                                    $  49,770
    Accounts recievable, net of allowance for doubtful accounts of $1,805      32,962
                                                                            ---------
                   TOTAL CURRENT ASSETS                                        82,732

    Property and Equipment, net                                                 3,052
                                                                            ---------

                                                                            $  85,784
                                                                            =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                            ---------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                   $  14,777
    Due to related party                                                          961
    Deferred revenue                                                              681
                                                                            ---------
                   TOTAL  CURRENT LIABILITIES                                  16,419
                                                                            ---------

STOCKHOLDERS'  EQUITY:
    Common stock, $.001 par value, authorized 100,000,000 shares,
      issued and outstanding 1,640,000 shares                                   1,640
    Additional paid-in capital                                                375,207
    Accumulated deficit                                                      (307,482)
                                                                            ---------
                   TOTAL STOCKHOLDERS' EQUITY                                  69,365
                                                                            ---------
                                                                            $  85,784
                                                                            =========








                        See notes to financial statements


                                ASSURE DATA, INC.
                                -----------------

                             STATEMENT OF OPERATIONS
                             -----------------------


                                                    For the year          For the year
                                                        ended                ended
                                                  December 31, 2006    December 31, 2005
                                                  -----------------    -----------------
Revenues                                          $          78,575    $          34,860
Cost of goods sold                                           47,356               16,671
                                                  -----------------    -----------------
          Gross profit                                       31,219               18,189
                                                  -----------------    -----------------
Expenses:
Product development and marketing                              --                  4,300
General and administrative                                  190,471               74,802
                                                  -----------------    -----------------
          Total expenses                                    190,471               79,102
                                                  -----------------    -----------------

Loss from operations                                       (159,252)             (60,913)

Interest income                                               3,517                1,838
                                                  -----------------    -----------------

Net Loss                                          $        (155,735)   $         (59,075)
                                                  =================    =================

Loss per common share - basic and diluted         $           (0.10)   $           (0.05)
                                                  =================    =================

Weighted average number of shares outstanding -
        basic and diluted                                 1,633,333            1,200,000
                                                  =================    =================









                        See notes to financial statements


                                ASSURE DATA, INC.
                                -----------------

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                 ----------------------------------------------






                                                   Common stock          Additional
                                             -------------------------     paid-in     Accumulated
                                               Shares        Amount        capital       deficit        Total
                                             -----------   -----------   -----------   -----------    -----------


Balance at December 31, 2004                   1,000,000   $     1,000   $    99,800   $  (92,672)   $     8,128

Sale of common stock ($.50 per share), net       600,000           600       255,447          --          256,047

Net loss                                            --            --            --         (59,075)       (59,075)
                                             -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2005                   1,600,000         1,600       355,247      (151,747)       205,100

Sale of common stock ($.50 per share)             40,000            40        19,960          --           20,000

Net loss                                            --            --            --        (155,735)      (155,735)
                                             -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2006                   1,640,000   $     1,640   $   375,207   $  (307,482)   $    69,365
                                             ===========   ===========   ===========   ===========    ===========








                        See notes to financial statements


                                ASSURE DATA, INC.
                                -----------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                                     For the year         For the year
                                                                         ended                ended
                                                                   December 31, 2006    December 31, 2005
                                                                   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $        (155,735)   $         (59,075)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation                                                            5,016                3,721
   Changes in assets and liabilities:
      Accounts receivable                                                    (18,843)              (1,445)
      Other current assets                                                     1,539
      Accounts payable and accrued expenses                                    8,011                2,227
      Deferred revenue                                                          (438)              (1,218)
                                                                   -----------------    -----------------
                     Total adjustments                                        (6,254)               4,824
                                                                   -----------------    -----------------

NET CASH USED IN OPERATING ACTIVITIES                                       (161,989)             (54,251)
                                                                   -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                          --                 (5,018)
                                                                   -----------------    -----------------
NET CASH USED IN INVESTING ACTIVITIES                                           --                 (5,018)
                                                                   -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of due to related party                                         (3,000)              (2,464)
    Proceeds from issuance of common stock                                    20,000              256,047
                                                                   -----------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     17,000              253,583
                                                                   -----------------    -----------------

NET INCREASE IN CASH                                                        (144,989)             194,314

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                194,759                  445
                                                                   -----------------    -----------------

CASH AND CASH EQUIVALENTS - END OF YEAR                            $          49,770    $         194,759
                                                                   =================    =================

Supplemental disclosure of cash flow information: Cash paid for:
                Interest                                           $            --      $            --
                                                                   =================    =================
                Income taxes                                       $            --      $            --
                                                                   =================    =================






                        See notes to financial statements

                                ASSURE DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


(1) ORGANIZATION

Assure Data, Inc. (the "Company") is a Nevada Corporation that was formed in November 2002 and commenced operations in April 2003. The Company provides fully automated remote data backup services for small to medium sized businesses.

(2) GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2006, the Company had an accumulated deficit of $307,482, and for the years ended December 31, 2006 and 2005, incurred net losses and used cash flows from operations of $161,989 and $54,251, respectively.

Management's plans with regard to these matters include the following:

     The aggressive marketing of the Company's products and services.

     Obtaining additional capital through the sale of common stock to existing and new stockholders.

Accordingly, management is of the opinion that aggressive marketing combined with additional capital will result in improved operations and cash flow in 2007 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The revenues from set-up fees and monthly fees are recognized based on the Company's determination that the criteria provided in SEC Staff Accounting Bulletin 104 - Revenue Recognition have been met. These criteria include that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company determines that these criteria have been met by entering into written contracts with its customers that specifically state the fees for set-up and monthly services. Set-up fees are invoiced after the actual set-up has been performed. Monthly fees are invoiced based on the actual usage during a particular month. Collectibility of revenues has not been an issue as of December 31, 2006. However, if the set-up fees have not been paid, monthly service would not be initiated. If the monthly service fees were not paid, the monthly service would be discontinued.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2006, the Company does not believe that any impairment has occurred.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company's assessment of the collectibilty of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, the Company's estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectibility of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided. At December 31, 2006 the allowance for doubtful accounts was $1,805.

CONCENTRATION OF CREDIT RISKS

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with financial institutions, which at times exceeds the insured limit of approximately $100,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables. The Company's five largest customers accounted for 78% and 100% of its net accounts receivable at December 31, 2006 and 2005, respectively. No other customers accounted for more than 5% of its net accounts receivables.

CUSTOMER CONCENTRATION RISK

Three and five of the Company's customers accounted for 50% and 75% and of its revenues during 2006 and 2005, respectively. No other customers accounted for more than 5% of its revenues.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.


FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107 `Disclosures about Fair Value of Financial Instruments' (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.


EARNINGS (LOSS) PER COMMON SHARE

The Company reports profit and loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings per Share". In the case of losses, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive. As of December 31, 2006 and 2005, there were no outstanding potential common shares.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of

SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

(4) PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of the following:
                                         Estimated life
                                         --------------
      Computer equipment and software        3 years         $            15,044
                                                              ------------------
                                                                          15,044

      Less: Accumulated depreciation                                    (11,992)
                                                              ------------------
                                                             $             3,052
                                                              ==================

For the years ended December 31, 2006 and 2005, depreciation and amortization expense amounted to $5,016 and $3,721, respectively.

(5) RELATED PARTY TRANSACTIONS

The Company paid consulting fees to a company (the "Affiliate") controlled by one of its officers and stockholders of approximately $51,000 and $36,000 during 2006 and 2005, respectively, which are included in general and administrative expenses. During the years ended December 31, 2006 and 2005, the Affiliate provided approximately $12,750 and $9,000, respectively, of product and services which are included in cost of goods sold. During the years ended December 31, 2006 and 2005, the Affiliate provided approximately $38,250 and $27,000, respectively, of product and services which are included in general and administrative expenses. The Affiliate also sold approximately $1,100 and $5,000 of computer equipment to the Company during 2006 and 2005, respectively.

Mr. Lisle is the president of, and performed consulting services on behalf of Assure Data through ITS. All related fees were invoiced by and paid to ITS. There is no relationship between Assure Data and ITS, other than the advances described above and for ITS to provide Mr. Lisle to perform consulting services to Assure

The balance due to related party of approximately $961 as of December 31, 2006 is non-interest bearing, due on demand and unsecured.

The Company uses office space of a related party at no charge.

(6) INCOME TAXES

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


The  Company has net  operating  losses at  December  31, 2006 of  approximately
$307,000 expiring through 2025. Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal
Revenue Code.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended December
31, 2006 and 2005:

                                                         Year Ended           Year Ended
                                                      December 31, 2006    December 31, 2005
                                                      -----------------    -----------------
Tax (benefit) computed at "expected" statutory rate   $         (55,000)   $         (21,000)
Increase in valuation allowance                                  55,000               21,000
                                                      -----------------    -----------------

Net income tax benefit                                $            --      $            --
                                                      =================    =================

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                                                 December 31,    December 31,
                                                     2006            2005
                                                 ------------    ------------
Tax benefit of net operating loss carryforward   $    107,000    $     52,000
Valuation Allowance                                  (107,000)        (52,000)
                                                 ------------    ------------
Net deferred tax asset                           $       --      $       --
                                                 ============    ============

(7) SALE OF COMMON STOCK

In September 2005, the Company completed a public offering in which 600,000 shares of its common stock were sold resulting in proceeds of $256,047 net of offering costs of $43,953.

In March 2006, the Company completed a private offering in which 40,000 shares of its common stock were sold resulting in proceeds of $20,000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Company and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on April 2, 2007.


                                    ASSURE DATA, INC.



                                        By: /S/ Bob Lisle
                                           -------------------------------------
                                           Bob Lisle,
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name                 Office                                        Date
----                 ------                                        ----

/s/ Bob Lisle        President, Chief Executive                    April 2, 2007
-------------
Bob Lisle            Officer and Director
                     (Principal Executive Officer and
                     Principal Financial and Accounting Officer)

/s/ Max Kipness      Vice President, Secretary and Director        April 2, 2007
---------------
Max Kipness