Form 10QSB
period 2007-03-31
ASSURE DATA INC
filed 2007-05-21
CIK 1311735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 18, 2007: 1,640,000 shares of common stock.

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                ASSURE DATA, INC.

                           March 31, 2007 (unaudited)



Assets

Current assets:
 Cash                                                       $        17,664
 Accounts receivable                                                 44,046
                                                              -------------

        Total current assets                                         61,710

 Computer equipment, net of accumulated
  depreciation of $13,246                                             1,798
                                                              -------------

        Total assets                                          $      63,508
                                                              =============

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                      $       8,452
   Due to related party                                                 961
   Deferred revenue                                                     420
   Payroll liabilities                                                6,065
                                                              -------------

        Total current liabilities                                    15,898
                                                              -------------

Stockholders' equity:
    Common stock: $.001 par value.  Authorized: 100,000,000
       shares; issued and outstanding: 1,640,000                      1,640
    Additional paid-in capital                                      375,207
    Accumulated deficit                                            (329,237)
                                                              -------------

         Total stockholders' equity                                  47,610
                                                              -------------

         Total liabilities and stockholders' equity           $      63,508
                                                              =============




The accompanying notes are an integral part of these consolidated financial statements

                                ASSURE DATA, INC.
                      Consolidated Statements of Operations





                                            Three Months     Three Months
                                           March 31, 2007   March 31, 2006

                                             (Unaudited) (Unaudited)
                                            -------------   -------------
Revenues                                    $      23,034   $      22,246
Cost of revenues                                    8,500          16,602
                                            -------------   -------------

Gross profit                                       14,534           5,644
                                            -------------   -------------

Operating expenses:
       General and administrative                  36,415          53,043
                                            -------------   -------------

       Total operating expenses                    36,415          53,043
                                            -------------   -------------

       Loss from operations                      (21,881)        (47,399)

Other income:
       Interest income                               125            1,403
                                            -------------   -------------

       Net loss                             $    (21,755)    $    (45,996)

                                            =============   =============

Basic and diluted income (loss) per share   $      (0.01)    $      (0.03)
                                            =============   =============

Weighted average number of shares
   outstanding - basic and diluted              1,640,000       1,613,333
                                            =============   =============






















The accompanying notes are an integral part of these consolidated financial statements

                                ASSURE DATA, INC.
                      Consolidated Statements of Cash Flows




                                                   Three Months    Three Months
                                                      Ended           Ended
                                                  March 31, 2007  March 31, 2006

                                                   (Unaudited)      (Unaudited)
                                                  -------------   -------------

Cash flows from operating activities:
   Net income (loss)                              $    (21,755)    $    (45,996)
   Adjustments to reconcile net income (loss) to
      net cash provide by (used in) operating
      activities:
        Depreciation                                      1,254           1,254
        Changes in assets and liabilities:
           Accounts receivable                          (11,084)          5,605
           Accounts payable and accrued expenses          ( 260)         (1,772)
           Deferred revenue                               ( 261)          1,411
                                                  -------------   -------------

        Net cash provided by (used in)
          operating activities                          (32,106)        (40,097)
                                                  -------------   -------------

Cash flows from investing activities:
   Net proceeds from issuance of common stock              --            19,960
   Common stock offering costs                             --                40
                                                  -------------   -------------
        Net cash provided by
          investing activities                             --            20,000
                                                  -------------   -------------

        Net increase in cash                           (32,106)         (20,097)

Cash at beginning of period                             49,770          194,759
                                                  -------------   -------------

Cash at end of period                             $     17,664     $    174,662
                                                  =============   =============






















The accompanying notes are an integral part of these consolidated financial statements

                                ASSURE DATA, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)

ORGANIZATION

Assure Data, Inc. (the "Company") is a Nevada Corporation which was formed in November 2002 and commenced operations in April 2003. The Company provides fully automated remote data backup services for small to medium sized businesses.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2006, included in the Annual Report filed on Form l0-KSB for the year then ended.

In the opinion of the management of Assure Data, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2007, and the results of operations and cash flows for the three-month period ending March 31, 2007 have been included. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2007, the Company does not believe that any impairment has occurred.

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

STOCK BASED COMPENSATION

The Company uses  Statement of Financial  Accounting  Standards No. 123 (revised
2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 an entity controlled by an officer and director provided approximately $1,000 of product and services to the Company which are included in cost of goods sold.

SALE OF COMMON STOCK

No sale of common stock took place during the three months ended March 31, 2007.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In  September  2006,  the FASB issued FASB  Statement  No. 157.  This  Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The adoption of FASB No. 157 did not have a material impact on the financial statements of the Company.


In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the impact, if any, on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 2 Management's Discussion and Analysis and Plan of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-KSB.


When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB. The provision of Section 27A of the Securities Act of 1933 and Section 21 of the Securities and Exchange Act of 1934 shall apply to any forward looking information in this Form 10-QSB.


General

Assure Data began operations in 2003 offering data backup services. We obtained $100,000 of initial funding from a private placement in mid-2003. In September of 2005 the Company completed a public offering in which 600,000 shares of common stock were sold resulting in proceeds of $300,000 before offering costs were paid. In March of 2006 we completed a private placement of 40,000 shares resulting in proceeds of $20,000 before offering costs. The following is a summary of our financial results and condition for the three months ended March 31, 2007 and 2006.

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, revenues increased from $22,246 to $23,034 respectively, an increase of $788. The changes in revenues were due to an increase in the overall billings for services requested by our customers. For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, cost of revenues decreased from $16,602 to $8,500 a decrease, of $8,102. The cost of revenue decrease was due to using our employees to provide services to our customers and requiring less use of consultants providing services on behalf the Company. For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, gross profit increased from $5,644 to $14,534, an increase of $8,890. This increase was due to customers expanding the amount of data being backed up, and the resulting increase in monthly service charges, as well as customers increasing requests for other services. For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, general and administrative expenses decreased from $53,043 to $36,415. This is due to having our employees provide more services thus reducing the use of consultants to supply required services for the customers.

We estimate the continuing costs of being a public company to be $35,000 during 2007. These costs are being paid from revenues generated by services to customers, the proceeds from the September public offering, and the proceeds from the March 2006 private placement. For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, total operating expenses decreased from $53,043 to $36,415. This is due to having our employees providing more of the services required by our customers thus reducing the use of outside consultants. Other total operating expense changes were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees, and marketing costs are not fixed. Both revenue and associated costs change each month. For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, net income decreased from a loss of $45,986 to a loss of $21,755.


Comparisons

Comparison of the three months ended March 31, 2007 and 2006:

Revenues increased $788 for the three months ended March 31, 2007 from $22,246 to $23,034. This increase is attributed to an increase in the monthly billings for backup services, and the overall billings for additional services requested by our customers.

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, cost of revenues decreased from $16,602 to $8,500, a decrease of $8,102. The cost of revenue decrease was due to adding a second employee and reducing the use of consulting services.

Gross profit increased to $14,534 for the three months ended March 31, 2007 from $5,664 for the comparable 2006 period. This increase of $8,890 was due to additional billing to existing customers, the addition of new customers, and billing of additional services requested by our customers.

Operating expenses decreased $16,628 from $53,046 for the three months ended March 31, 2006 to $36,415 for the three months ended March 31, 2007. This is due to the reduced use of consultants to supply required services for the customers. Other changes to the operating expenses were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees and marketing costs are not fixed.

Liquidity

As of March 31, 2007, the Company's cash position was $17,664. All of our cash needs have been met from the results of our limited operations and the sale of our equity securities. Our cash flow statement and statement of operations are essentially the same.

Cash provided by (used in) operating activities during the three month period ended March 31, 2007 was $(32,106), as compared to $(40,097) for the three month period ended March 31, 2006, a decrease of $7,991. This decrease is primarily attributable to being able to reduce our dependence on outside consulting services, and rely on our employees to provide expanded services to our customers.

Cash provided by (used in) investing activities was $0 for the three month period ended March 31, 2007, as compared to cash provided by investing activities of $20,000 for the three month period ended March 31, 2006, a decrease of $20,000. For the three months ended March 31, 2007 there were no issuances of common stock as compared to the three months ended March 31, 2006, where there were proceeds of $20,000 from the sale of common stock.

We believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern in the Company's 10-KSB for the year ended December 31, 2006 we will have sufficient financial resources to meet our obligations for at least the next twelve months and beyond. Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our current customer base and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed $35,000. Based on this belief, we believe we will have adequate financial resources to meet our financial obligations as we currently conduct business for at least 12 months. In addition, we currently have the capacity to add 36 more customers with an average monthly service charge of $250 per customer without increasing our current monthly expenses. If all 36 customers were added this would increase our monthly revenues by $9,000 per month. Our current customer base usage is expanding. Customers are adding additional data to be backed up, there by resulting in additional monthly service charges. Additionally, our customer base is increasing their requests for related consulting services.

We have a functional service with paying customers and an increasing monthly revenue stream. We have a web site that is listed with a number of search engines, and have a specific `Add Words' agreement in place with Google, from which we receive phone calls from potential customers weekly as well as `hits' that are turning into customers and potential customers. This site needs to be expanded and the mass marketing portion of our business plan will be started. Two new products have been introduced and are now being marketed. The new products are a Small Business version of our backup services, and a Home/Personal version that can be used by anyone with a high speed internet connection with no additional hardware required to be installed at the user's location.

Low cost office space is available and all other expenses will be monitored closely to assure that the focus of the next phase of the business plan moves ahead as planned.

Our continuing challenge in 2007 will be to expand our customer base and develop a partnership for the marketing of our new Home/Personal version of our backup process.


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

Date:   May 21, 2007

                                                      ASSURE DATA, INC.



                                                      By:  /s/ Robert Lisle
                                                         -----------------------
                                                         Robert Lisle, President