Form 10QSB
period 2007-06-30
ASSURE DATA INC
filed 2007-08-08
CIK 1311735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 7, 2007: 1,640,000 shares of common stock.

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                ASSURE DATA, INC.

                            June 30, 2007 (unaudited)



Assets

Current assets:
 Cash                                                       $        17,654
 Accounts receivable, net of allowance for doubtful
    Accounts of $1,806                                               17,252
                                                              -------------

        Total current assets                                         34,906

 Computer equipment, net of accumulated
  depreciation of $14,500                                               544
                                                              -------------

        Total assets                                          $      35,450
                                                              =============

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                      $       3,000
   Due to related party                                                 961
   Deferred revenue                                                     200
   Payroll liabilities                                               13,099
                                                              -------------

        Total current liabilities                                    17,260
                                                              -------------

Stockholders' equity:
    Common stock: $.001 par value.  Authorized: 100,000,000
       shares; issued and outstanding: 1,640,000                      1,640
    Additional paid-in capital                                      375,207
    Accumulated deficit                                            (358,657)
                                                              -------------

         Total stockholders' equity                                  18,190
                                                              -------------

         Total liabilities and stockholders' equity           $      35,450
                                                              =============


























       The accompanying notes are an integral part of these consolidated financial statements


                                ASSURE DATA, INC.
                      Consolidated Statements of Operations





                                             Three Months     Three Months     Six Months       Six Months
                                            June 30, 2007    June 30, 2006    June 30, 2007    June 30, 2006
                                             (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                            -------------    -------------    -------------    -------------

Revenues                                    $      12,504    $      20,182     $     35,537    $      42,428
Cost of revenues                                    7,785           11,702           16,284           28,304
                                            -------------    -------------    -------------    -------------
Gross profit                                        4,719            8,480           19,253           14,124
                                            -------------    -------------    -------------    -------------
Operating expenses:
    General and administrative                     34,155           50,383           70,570          103,426
                                            -------------    -------------    -------------    -------------
       Total operating expenses                    34,155           50,383           70,570          103,426
                                            -------------    -------------    -------------    -------------

       Loss from operations                       (29,436)         (41,903)         (51,317)         (89,302)

Other income:
       Interest income                                 17            1,106              142            2,509
                                            -------------    -------------    -------------    -------------

       Net loss                             $     (29,419)   $     (40,797)    $    (51,175)   $     (86,793)
                                            =============    =============    =============    =============

Basic and diluted income (loss) per share   $       (0.02)   $       (0.02)    $      (0.03)   $        0.05
                                            =============    =============    =============    =============
Weighted average number of shares
   outstanding - basic and diluted              1,640,000        1,640,000        1,640,000        1,626,667
                                            =============    =============    =============    =============




















       The accompanying notes are an integral part of these consolidated financial statements

                                ASSURE DATA, INC.
                      Consolidated Statements of Cash Flows





                                                  Six Months     Six Months
                                                     Ended          Ended
                                                 June 30, 2007  June 30, 2006
                                                  (Unaudited)    (Unaudited)
                                                   ---------      ---------

Cash flows from operating activities:
   Net income (loss)                               $ (51,175)     $ (86,793)
   Adjustments to reconcile net income (loss) to
      net cash provide by (used in) operating
      activities:
        Depreciation                                   2,508          2,508
        Changes in assets and liabilities:
           Accounts receivable                        15,710        (14,188)
           Accounts payable and accrued expenses       1,322         (6,767)
           Deferred revenue                             (481)           624
                                                   ---------      ---------

        Net cash provided by (used in)
          operating activities                       (32,116)      (104,616)
                                                   ---------      ---------

Cash flows from investing activities:
   Net proceeds from issuance of common stock           --           19,960
   Common stock offering costs                          --               40
                                                   ---------      ---------
        Net cash provided by
          investing activities                          --           20,000
                                                   ---------      ---------

Cash flows from financing activities:
   Repayment of notes payable to related party          --           (3,000)
                                                   ---------      ---------
         Net cash provided by (used in)
         Financing activities                           --           (3,000)
                                                   ---------      ---------


        Net increase in cash                         (32,116)       (87,616)

Cash at beginning of period                           49,770        194,759
                                                   ---------      ---------

Cash at end of period                              $  17,654      $ 107,143
                                                   =========      =========













       The accompanying notes are an integral part of these consolidated financial statements

                                ASSURE DATA, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

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

In the opinion of the management of Assure Data, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2007, and the results of operations and cash flows for the six-month period ending June 30, 2007 have been included. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2007, the Company does not believe that any impairment has occurred.

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

RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007 an entity controlled by an officer and director provided approximately $1,000 of product and services to the Company which are included in cost of goods sold.

SALE OF COMMON STOCK

No sale of common stock took place during the six months ended June 30, 2007.

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


Item 2. Management's Discussion and Analysis and Plan of Operations

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

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, revenues decreased from $42,428 to $35,537 respectively, a decrease of $6,891. The changes in revenues were due to a decrease in the overall billings for services requested by our customers. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, cost of revenues decreased from $28,304 to $16,284 a decrease, of $12,020. The cost of revenue decrease was due to using our employees to provide services to our customers and requiring less use of consultants providing services on behalf the Company. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, gross profit increased from $14,124 to $19,253, an increase of $5,129. This increase was due to our decrease in costs of revenues. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, general and administrative expenses decreased from $103,426 to $70,570. This is due to a decrease in professional fees.

We estimate the continuing costs of being a public company to be $30,000 during 2007. These costs are being paid from revenues generated by services to customers, the proceeds from the September public offering, and the proceeds from the March 2006 private placement. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, total operating expenses decreased from $103,426 to $70,750. This is due to having our employees providing more of the services required by our customers thus reducing the use of outside consultants. Other total operating expense changes were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees, and marketing costs are not fixed. Both revenue and associated costs change each month. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, net income decreased from a loss of $86,793 to a loss of $51,175.


Comparisons

Comparison of the six months ended June 30, 2007 and 2006:

Revenues decreased $6,890 for the six months ended June 30, 2007 from $42,428 to $35,537. This decrease is attributed to an decrease in the monthly billings for backup services, and the overall billings for additional services requested by our customers.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, cost of revenues decreased from $28,304 to $16,284, a decrease of $12,020. The cost of revenue decrease was due to adding a second employee and reducing the use of consulting services.

Gross profit increased to $19,253 for the six months ended June 30, 2007 from $14,124 for the comparable 2006 period. This increase of $5,129 was due to the decrease in cost of revenues.

Operating expenses decreased $32,856, from $103,426 for the six months ended June 30, 2006 to $70,570 for the six months ended June 30, 2007. This is due to a decrease in professional fees associated with the public company.

Liquidity

As of June 30, 2007, the Company's cash position was $17,654. All of our cash needs have been met from the results of our limited operations and the sale of our equity securities. Our cash flow statement and statement of operations are essentially the same.

Cash provided by (used in) operating activities during the six month period ended June 30, 2007 was $(32,116), as compared to $(104,616) for the six month period ended June 30, 2006, a decrease of $72,500. This decrease is primarily attributable to being able to reduce our dependence on outside consulting services, and rely on our employees to provide expanded services to our customers.

Cash provided by (used in) investing activities was $0 for the six month period ended June 30, 2007, as compared to cash provided by investing activities of $20,000 for the six month period ended June 30, 2006, a decrease of $20,000. For the six months ended June 30, 2007 there were no issuances of common stock as compared to the six months ended June 30, 2006, where there were proceeds of $20,000 from the sale of common stock.

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

We have a functional service with paying customers and a monthly revenue stream. We have a web site that is listed with a number of search engines, and have a specific `Add Words' agreement in place with Google, from which we receive phone calls from potential customers weekly as well as `hits' that are turning into customers and potential customers. This site needs to be expanded and the mass marketing portion of our business plan will be started. Two new products have been introduced and are now being marketed. The new products are a Small Business version of our backup services, and a Home/Personal version that can be used by anyone with a high speed internet connection with no additional hardware required to be installed at the user's location.

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

         Date:    August 8, 2007

                                                      ASSURE DATA, INC.



                                                      By:  /s/ Robert Lisle
                                                         -----------------------
                                                         Robert Lisle, President