Form 10QSB
period 2007-09-30
ASSURE DATA INC
filed 2007-11-13
CIK 1311735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2007: 1,640,000 shares of common stock.

                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                ASSURE DATA, INC.
                                 Balance Sheet
                            September 30, 2007 (unaudited)



Assets

Current assets:
 Cash                                                         $   1,498
 Accounts receivable, net of allowance for doubtful
    Accounts of $1,806                                           45,786
                                                              ---------

        Total current assets                                     47,284

 Computer equipment, net of accumulated
  depreciation of $15,044                                          --
                                                              ---------

        Total assets                                          $  47,284
                                                              =========

                      Liabilities and Stockholders' Equity

Current liabilities:
   Due to related party                                       $     961
   Deferred revenue                                                 122
   Payroll liabilities                                           13,067
                                                              ---------

        Total current liabilities                                14,150
                                                              ---------

Stockholders' equity:
    Common stock: $.001 par value.  Authorized: 100,000,000
       shares; issued and outstanding: 1,640,000                  1,640
    Additional paid-in capital                                  375,207
    Accumulated deficit                                        (343,713)
                                                              ---------

         Total stockholders' equity                              33,134
                                                              ---------

         Total liabilities and stockholders' equity           $  47,284
                                                              =========

















       The accompanying notes are an integral part of these consolidated financial statements


                                ASSURE DATA, INC.
                      Consolidated Statements of Operations





                                            Three Months      Three Months        Nine Months        Nine Months
                                            September 30,     September 30,      September 30,      September 30,
                                                2007              2006               2007               2006
                                            (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
                                            -----------       -----------        -----------        -----------


Revenues                                    $    63,235       $    17,332        $    98,773        $    59,760
Cost of revenues                                  7,905            12,221             24,190             40,525
                                            -----------       -----------        -----------        -----------

Gross profit                                     55,330             5,111             74,583             19,235
                                            -----------       -----------        -----------        -----------

Operating expenses:
    General and administrative                   40,393            38,991            110,963            142,417
                                            -----------       -----------        -----------        -----------
       Total operating expenses                  40,393            38,991            110,963            142,417
                                            -----------       -----------        -----------        -----------

       Income (loss) from operations             14,937           (33,880)           (36,380)          (123,182)

Other income:
       Interest income                                7               635                149              3,144
                                            -----------       -----------        -----------        -----------

       Net Income (loss)                    $    14,944       $   (33,245)       $   (36,231)       $  (120,038)

                                            ===========       ===========        ===========        ===========

Basic and diluted income (loss) per share   $      0.01       $     (0.02)       $     (0.02)       $     (0.07)
                                            ===========       ===========        ===========        ===========

Weighted average number of shares
   outstanding - basic and diluted            1,640,000         1,640,000          1,640,000          1,631,111
                                            ===========       ===========        ===========        ===========

















       The accompanying notes are an integral part of these consolidated financial statements

                                ASSURE DATA, INC.
                      Consolidated Statements of Cash Flows



                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        2007            2006
                                                    (Unaudited)     (Unaudited)
                                                   -------------   -------------

Cash flows from operating activities:
   Net income (loss)                               $ (36,231)       $(120,039)
   Adjustments to reconcile net income (loss) to
      net cash provide by (used in) operating
      activities:
        Depreciation                                   3,052            3,762
        Changes in assets and liabilities:
           Accounts receivable                       (12,824)         (15,220)
           Accounts payable and accrued expenses      (1,710)          (9,638)
           Deferred revenue                             (559)            (337)
                                                   ---------        ---------

        Net cash provided by (used in)
          operating activities                       (48,272)        (141,472)
                                                   ---------        ---------

Cash flows from investing activities:
   Net proceeds from issuance of common stock           --             19,960
   Common stock offering costs                          --                 40
                                                   ---------        ---------
        Net cash provided by
          investing activities                          --             20,000
                                                   ---------        ---------

Cash flows from financing activities:
   Repayment of notes payable to related party          --               --

         Net cash provided by (used in)            ---------        ---------
         Financing activities                           --               --
                                                   ---------        ---------


        Net increase in cash                         (48,272)        (121,472)

Cash at beginning of period                           49,770          194,760
                                                   ---------        ---------

Cash at end of period                              $   1,498        $  73,288
                                                   =========        =========








       The accompanying notes are an integral part of these consolidated financial statements

                                ASSURE DATA, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

In the opinion of the management of Assure Data, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2007, and the results of operations and cash flows for the nine-month period ending September 30, 2007 have been included. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007 an entity controlled by an officer and director provided approximately $1,000 of product and services to the Company which are included in cost of goods sold.

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


General

Assure Data began operations in 2003 offering data backup services. We obtained $100,000 of initial funding from a private placement in mid-2003. In September of 2005 the Company completed a public offering in which 600,000 shares of common stock were sold resulting in proceeds of $300,000 before offering costs were paid. In March of 2006 we completed a private placement of 40,000 shares resulting in proceeds of $20,000 before offering costs. The following is a summary of our financial results and condition for the nine months ended September 30, 2007 and 2006.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, revenues increased from $59,760 to $98,773, an increase of $39,013 (65.4%). The increase in revenue was due to an increase in the overall billings for services requested by our customers. For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, cost of revenues decreased from $40,525 to $24,190 a decrease, of $16,335(40.3%). The cost of revenue decrease was due to requiring less use of consultants providing services on behalf the Company. For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, gross profit increased from $19,235 to $74,583, an increase of $55,348 (287.7%). This increase was due to our decrease in costs of revenues. For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, general and administrative expenses decreased from $142,417 to $110,963. This decrease of $31,454 (22.1%) is due to a decrease in professional fees.

We estimate the continuing costs of being a public company to be $30,000 during 2007. These costs are being paid from revenues generated by services to customers. For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, total operating expenses decreased from $142,417 to $110,963. This is due to having our employees providing more of the services required by our customers thus reducing the use of outside consultants. Other total operating expense changes were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees, and marketing costs are not fixed. Both revenue and associated costs change each month. For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, the net loss decreased from a loss of $120,038 to a loss of $36,231.


Comparisons

Comparison  of the nine  months  ended  September  30,  2007 and 2006:

Revenues increased $39,013 (65.4%) for the nine months ended September 30, 2007 from $59,760 to $98,773. This increase is attributed to an increase in the monthly billings for backup services, and the overall billings for additional services requested by our customers.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, cost of revenues decreased from $40,525 to $24,190, a decrease of $16,335 (40.3%). The cost of revenue decrease was due to adding a second employee and reducing the use of consulting services.

Gross profit increased to $74,583 for the nine months ended September 30, 2007 from $19,235 for the comparable 2006 period. This increase of $55,348 (287.7%) was due to the decrease in cost of revenues.

Operating expenses decreased $31,454 (22.1%), from $142,417 for the nine months ended September 30, 2006 to $110,963 for the nine months ended September 30, 2007. This is due to a decrease in professional fees associated with the public company.

Liquidity

As of September 30, 2007, the Company's cash position was $1,498. All of our cash needs have been met from the results of our limited operations and the sale of our equity securities. Our cash flow statement and statement of operations are essentially the same.

Cash provided by (used in) operating activities during the nine month period ended September 30, 2007 was $(48,272), as compared to $(141,472) for the nine month period ended September 30, 2006, a decrease of $93,200. This decrease is primarily attributable to being able to reduce our dependence on outside consulting services, and rely on our employees to provide expanded services to our customers.

Cash provided by (used in) investing activities was $0 for the nine month period ended September 30, 2007, as compared to cash provided by investing activities of $20,000 for the nine month period ended September 30, 2006, a decrease of $20,000. For the nine months ended September 30, 2007 there were no issuances of common stock as compared to the nine months ended September 30, 2006, where there were proceeds of $20,000 from the sale of common stock.

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

         Date:    November 13, 2007

                                                      ASSURE DATA, INC.



                                                      By:  /s/ Robert Lisle
                                                         -----------------------
                                                         Robert Lisle, President