Form 10KSB
period 2007-12-31
ASSURE DATA INC
filed 2008-03-28
CIK 1311735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

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

          Issuer's telephone number, including area code: (214)823-5383

Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year were:  $83,398.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock, was $2,132,000 at March 28, 2008.

At March 28, 2008 the registrant had outstanding 1,640,000 shares of par value $.001 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ____   No X

                                TABLE OF CONTENTS


PART I..........................................................................
   ITEM 1. DESCRIPTION OF BUSINESS.............................................1
   ITEM 2. PROPERTIES..........................................................9
   ITEM 3. LEGAL PROCEEDINGS...................................................9
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................9

PART II........................................................................9
   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............9
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........9
   ITEM 7. FINANCIAL STATEMENTS...............................................12
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.............................................12
   ITEM 8a.  CONTROLS AND PROCEDURES..........................................12

PART III......................................................................13
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......13
   ITEM 10. EXECUTIVE COMPENSATION............................................13
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....14
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................15
   ITEM 13. EXHIBITS..........................................................16
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................16

                                ASSURE DATA, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

General

Assure Data, Inc. was incorporated under the laws of Nevada, on November 18, 2002, commenced operations in April 2003 and is currently marketing its services. Our general plan is to provide comprehensive automated data backup and retrieval services for small to medium-sized businesses, up to $250 million in annual sales, both in the United States as well as foreign countries. Our service is believed to be unique in that we maintain two separate data backup repositories, one local to the customer and the second in a secure off-site facility. The updates from the local server are transferred from the local backup server to the off-site facility via high speed Internet connectivity. We provide a Personal version of our backup service that does not maintain an on-site repository of the data, a multi-level email virus protection, and `SPAM' filtering process.

Assure Data Remote Backup Services

Enterprise class customers choose the data on their servers and workstations that they wish to have backed up. This is accomplished using a web-browser based `client' provided by Assure Data. This `client' provides a secure connection to both the local Assure Data Remote Backup Server, and the off-site secure server. The automated backup runs at the specified time and creates a copy of any newly created files, and changes to any old files. This backup data is then transmitted via the Internet to the off-site secure facility. Thus, companies have two full data backups available in case of an equipment failure or a disaster to their facilities. The retrieval of the data is also accomplished via the web-based browser `client'. End user companies are assured of having all data available to be reviewed by opening the web-based browser and following the data hierarchy and selecting what data is to be restored. Personal version customers have the same functionality, but with only one backup, which is located in the off-site secure facility.

Assure Data Virus and Spam Protection Services

Our virus protection services use the latest available virus detection processes. Assure Data tracks no less than three separate virus checking processes. All in-coming emails and attachments are checked prior to being routed to the customers' systems. Assure Data charges setup fees based on the services required by the customer, including helping with the data selection, and any special security required by the customer. Once the setup is complete the backup service runs with no human intervention required. Assure Data then changes a monthly fee based on the total amount of data the customer backs up, the amount of data transferred each night, plus a standard base minimum. This creates a continuing revenue stream that does not require direct or daily attention from the Assure Data staff.

The data is backed up and email reports are automatically sent to the customer as well as our staff. If a service fails, additional notification to Assure Data staff via cell phone text messages are sent to alert the staff prior to receiving a call from the customer. When a failure does occur, for whatever reason, including the loss of Internet connectivity, we call the customer to notify it of the failure.

All backed up data is maintained on computer hard disk. This is more reliable than tape or other linear processes. In addition, the retrieving of a single file or small number of files becomes almost effortless. If an Enterprise class client has a file or series of files that require restoring, the data is normally retrieved from the Assure Data Remote Backup Server. This is the server that is directly attached to the customer's network, and the data is transferred at higher network data transfer rates. The only time the off-site facility is used for data retrieval is when the Assure Data Remote Backup Server is not available. The most likely situation for this is when a system wide disaster has occurred such as a fire or natural disaster. When a Personal class customer has a file or series of files that require restoring, the data is retrieved from the off-site secure location via the internet.

The Primary Manner In Which We Expect To Conduct Business

Assure Data is re-designing its web site to provide better information about its products and services. Assure Data has contacted a vendor that does email marketing to its opt-in email listing of information technology employees and consultants. The vendor sends monthly newsletters containing various articles of potential interest to information technology support and consulting individuals and companies. The list covers more than 110,000 potential customers. In addition to purchasing advertising space in the news letter, a direct email campaign can be developed and deployed to the same 110,000 potential customers. These advertising avenues via email will be used to contact people who are directly responsible or involved in the maintaining of business data. These are people who have the responsibility of making sure that the critical business data they have been entrusted with is safe and available in case of disaster including server and workstation failures, as well as equipment or facility losses. These individuals will receive emails describing our services and a link to the Assure Data Inc. web site. Any contact with persons on the list must be made in compliance with privacy laws, including the National Do-Not-Call list and anti-spamming laws.

Consulting services are being expanded as out customer base has continued to request these services.

Web Site

We currently have one domain name registered, www.assuredata.com. This site describes our services and provides contact information. The web site is being re-designed to provide additional information to potential customers.

Customers

As of December 31, 2007, we had eleven customers using our Enterprise class data backup process. Revenues from such accounts range from $100 - $750 per month, and thus no one customer is dominant. Charges are made based upon a $70 - $75 per month base charge, a charge for data transmission over a 30-day average, at the rate of $0.102 per average transmitted megabyte per month, and a charge for off-site storage based upon a sliding scale for gigabyte storage consumed. All contracts for service are terminable upon 30 days notice by either party.

Data Backup Industry In General

The data backup industry is comprised of many companies that use various backup methodologies. The most common method is some form of magnetic tape as the backup media. Tape backup comes in many different forms and has advanced over the years in its capacity and speed in backing up data. We believe that the restore process for tape has improved little in comparison, and that the inherent problems with tape failures have not been solved. Tape backup is a manual process involving loading and replacing tapes, and storing them in some safe environment. Tape is linear, and the process to verify that the data has been correctly backed up can take as much time as the backup itself.

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

Software Solutions Using Off-Site Storage Of Data

There are software solutions that track changes to data and upload that information via the Internet to a system in a facility in another physical location. This method keeps a current backup in a secondary location that can be retrieved if the main storage is unavailable due to system failure. The problem with this process is that bandwidth usage of a company's Internet connection is in constant use and frequently unavailable for storing data. Many companies have the minimum bandwidth usage, due to the cost of high speed Internet connectivity. This additional usage can have a large effect on other Internet usage, slowing down users during normal business hours. Also, the software running on each server and workstation that monitors the data being changed and transmitted it to the off-site location can place a significant load on the computer and slow its processing of the normal work being performed.

Our Concept and Technology

Our founders have over 39 years of computer industry related experience. Dealing with daily data backup, recovery and retrieval issues has been a large part of their experience. As consultants to companies, and as data processing managers for companies, they made recommendations on how a company should back up their critical data.

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

     o If a complete local failure occurs, due to a facility loss, such as fire or a natural disaster, we load a complete copy of the client's data onto a new backup server and ship it overnight to the facility the company will be using for its new computer location. We then help them restore the lost data to the new hardware.
     o If the loss of data is only on a single computer, and our local backup system is functioning normally, the customer can retrieve the data directly from the local backup system, without having to transfer large amounts of data across the Internet. If a customer needs to retrieve a single file or directory from any time in the last 30 days, the customer uses the web based `Assure Data Client Interface' and restores the correct data from the local unit. At any time the customer can access the data on the Remote Secure Server, via the Internet, to restore data for testing or any other reason they may have.
     o The pricing is based on the actual storage and bandwidth usage. This makes the service available and cost effective for varying clients that need to backup different amounts of data.
     o The system can be managed from any location where a connection to the Internet is available. This includes the customer selection of data to be backed up as well and the restoration of the data. Our staff can manage the entire process remotely, including our on-site local backup systems located on the customer site, and the secure server located in the secure facility located in Dallas, Texas.
     o Spirus eMessage Security is a multilayered anti-spam, anti-virus and anti-phishing managed service. It provides multiple layers of proprietary and 3rd party tools to protect our client's corporate networks. The main features are:

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

Expected Employee Requirements

Mr. Kipness is a full time employee. Mr. Lisle is working as a consultant to Assure Data. Additional support is provided by consultants as required. As the company expands, and additional customers are added, Mr. Lisle will eventually become employed on a full-time basis. We added a second full time employee during 2006, due primarily to an increase in consulting services requested by our customers. Additional employees will be added as required. Our process is totally automated, but we need to insure that if a customer requires help, or just wants to talk to a live Assure Data representative, they will be able to do so quickly.

Competition

Our competition will come from data storage companies that use software, hardware or a combination of both. In our review of the industry, we located via the Internet approximately 50 companies that supply some type of backup service. The largest of these companies has just over 7,000 customers worldwide. They use a software only solution, and the process runs on a customer's server and transmits changes to a secure location on a continuous basis. Other providers we reviewed had as few as 25 customers online. Our research was limited in scope, but indicated that many of these companies did not provide a complete solution to what we believe customers need to properly secure and retrieve their critical data. The other major competition comes from companies that supply secure co-location facilities and have now started providing back up services. These companies have had a significant impact on the backup industry, as they already have secure facilities, and access to the internet and bandwidth at very low cost. This latest entry into the backup industry may force many companies, including Assure Data, to change their business model. Assure Data is monitoring the industry continuously and if necessary will make adjustments as deemed necessary.

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

We believe we will be able to compete on the basis of a wide-open market that is not being adequately served, and the price and effectiveness of our unique dual backup service.

                                  RISK FACTORS

A person interested in the Company should consider carefully, in addition to the other information contained in this Report, the following risk factors relating to the Company.

                          RISKS RELATED TO OUR BUSINESS

We have a limited operating history, and our business is unproven.

Our accumulated deficit though December 31, 2007, is $410,880. We were incorporated on November 18, 2002, commenced operations in April 2003 and are a three year old company with very little operating history or revenues. We have never achieved a profitable level of operations.

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

We currently provide services to eleven customers under contracts that are terminable upon 30 days' notice. Our customer base must increase substantially in order to provide increased revenues and a stable base of customers, so that the loss of one or more will be absorbed across the entire base. It is not feasible to require customers to commit to longer term agreements, and our success will depend upon providing service that creates a high level of customer satisfaction.

                          RISKS RELATED TO OUR INDUSTRY

We face significant competition in our industry, which may threaten our future.

Competition in the remote data backup services business is intense, and we may not be able to compete effectively and survive. New or different technologies may come into existence and be brought to market by companies larger and more able to market their services. We expect the competition in this business to increase. If we fail to attract and retain a customer base, we will not develop significant revenues or market share. Companies that already have a large customer base for some other computer based products or services would have a very large advantage over us should they decide to enter this market. Our market is likely to witness consolidation of smaller providers with large, well-financed competitors. In addition, the entrance of Co-Location providers into the market has added an additional level of competition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

                        COMMON STOCK AND DIVIDEND POLICY

Market Information

     Our common stock is traded in the over-the-counter market on the NASDAQ OTC Bulletin Board under the symbol ASDI. To our knowledge, there are no active market makers in our stock. The 52 week high was $1.30 and the 52 week low was $1.00

Holders

     As of December 31, 2007, 1,640,000 common shares of the Company's common stock are held by 15 holders of record.

Dividends

     We have never paid any dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

         None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

     General

Assure Data began operations in 2003 offering the data backup services described under "Business." We obtained $100,000 of initial funding from a private placement in mid-2003, and $300,000 from a limited public offering in 2005. We obtained $20,000 of additional funding in a sale of 40,000 shares of stock at $.50 in a private placement in March 2006.

Summary Operating Data

                                     Year                   Year
                                    ended                  ended
                              December 31, 2006      December 31, 2007
                              -----------------      -----------------
 Revenues                          $78,575                 $83,398
 Expenses                          190,471                 154,750
 Net income (loss)                (159,252)               (103,546)
 Basic and diluted loss
 per share                           (0.10)                  (0.06)

Balance Sheet Data

                                                     December 31, 2007
                                                     -----------------
  Current assets                                            $5,589
  Net property and equipment                                     0
  Accounts payable and accrued expenses                          0
  Total liabilities                                         39,622
  Stockholders' equity                                     (34,033)

Results of Operations


Year ended December 31, 2007


For the year ended December 31, 2007, we had revenues of $83,398 as compared to $78,575 of revenues for the year ending in 2006. A part of the increase is due to additional consulting services requested by our customers. Our cost of revenues were $32,194 during 2007, resulting in a gross profit of $51,204 which was offset by general and administrative expenses of $154,750. The decrease of the general and administrative expenses was due to a decrease in professional fees. The cost of goods sold decreased from $47,356 in 2006 to $32,194 in 2007. This is related to a decrease in costs and services performed in regards to revenue and services.

Resources

As of December 31, 2007 we had negative cash of $ (795) and $5,589 in receivables net of allowance for doubtful accounts of $6,816. Our current liabilities as of the same date are $39,622.


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


Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our current customer base, payroll for our two employees and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed an average of $11,000 per month. In addition, we currently have the capacity to add 36 more customers with an average monthly service charge of $250 without increasing our current monthly expenses. If all 36 customers were added this would increase our monthly revenues by $9,000 per month and allow continued growth.

Plan of Development

We obtained $300,000 in funding from our public offering, and $20,000 from a sale of 40,000 shares at $.50 in a private placement in March 2006. Our focus has been to update our client software to add additional functionality, and create a more user friendly interface. We have started discussions with companies that would like to "Private Brand" our services, as well as purchase licenses for specific vertical and geographic markets. We have also developed a Personal version of the backup software that will be marketed to home PC users.

Our challenge in 2008 will be to continue to expand our customer base and start the marketing of our Personal version of remote backup through a group of sales representatives.

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

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

         None.

ITEM 8A (T). CONTROLS AND PROCEDURES
             -----------------------

The management of Assure Data is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.


Our management has also evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


ITEM 8B. OTHER INFORMATION
         -----------------

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
        ------------------------------------------------------------

Directors and Executive Officers

Mr. Robert Lisle, age 59, is our President, Treasurer and a Director and functions as our chief executive officer and chief financial and accounting officer. Mr. Lisle has 28 years' of experience in the computer and computer consulting fields. He has been the President of Information Technology Systems Inc. and Lisle & Associates for the past 26 years. Previous to that he spent three years as a systems analyst and programmer for Century 21 Real Estate in Irvine, California and the Data Processing Manger for JSH Electronics in Culver City, California.

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

We presently expect to conduct our first annual meeting of stockholders and directors in June 2008, at which time directors will be elected. All directors will serve for a period of one year unless removed in accordance with our bylaws.

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

Compliance with Section 16(a)

     Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more that 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To the best of our knowledge, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with the Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by the Company's Chief Executive Officer for the year ended December 31, 2007, in consulting fees for services rendered in all capacities to the Company for the fiscal years ended December 31, 2006, 2005, 2004 and 2003.


                                    Annual Compensation                        Long-Term Compensation
                                                                               Securities
                                                                               Underlying
                                                              Other Annual     Options or       All Other
Name/Principal Position   Year      Salary          Bonus     Compensation     Warrants         Compensation
-----------------------   ----      ------          -----     ------------     --------         ------------

Robert Lisle, CEO(1)      2007      $4000           $0             $0             0                0
                          2006      51,286           0              0             0                0
                          2005      36,000           0              0             0                0
                          2004      16,355           0              0             0                0
                          2003      63,785           0              0             0                0
Max Kipness(2)            2007      81,140           0              0             0                0
                          2006      69,333           0              0             0                0
                          2005      13,333           0              0             0                0
                          2004           0           0              0             0                0
                          2003       1,960           0              0             0                0


Even though Mr. Lisle is an officer of Assure Data, he is not employed by Assure Data. Nevada does not require officers of Nevada corporations to be employees.

(1) Mr. Lisle has been compensated by Information Technology Systems Inc. which has invoiced Assure Data for his services, during 2003, 2004, 2005, 2006 and 2007. See Item 12.

(2) Mr. Kipness was reimbursed for direct expenses, services, as well as supplies and equipment purchased on behalf of Assure Data for this amount during 2003.



                                                Number of Securities             Value of Unexercised
Stock                                           Underlying Unexercised           in-the-Money Options
Options                                         Options at Fiscal Year End       at Fiscal Year End
-------                                         --------------------------       ------------------
                   Number of
                   Shares
                   Acquired or     Realized
Name               Exercised       Value       Exercisable      Unexercisable    Exercisable      Unexercisable
----               ---------       -----       -----------      -------------    -----------      -------------
None

Long-term                                                          Estimated Future Payments Under
Incentive Plans                                                    Non-Stock Price-Based Plans
---------------                                                    ---------------------------
                                                Performance or
                      Number of                 Other Period
                      Shares, Under or          Until Maturation   Threshold         Target            Maximum
Name                  Other Rights #            or Payout          ($ or #)          ($ or #)          ($ or #)
----                  --------------            ---------          --------          --------          --------
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

As of December 31, 2007, the Company has issued and outstanding 1,640,000 shares of Common Stock. There is no other class of voting security of the Company issued or outstanding. The following table sets forth the number of shares of

Common Stock  beneficially  owned as of December 31, 2007, by (i) each director,
(ii) each executive officer named in the Summary Compensation Table and (iii) each person known to own beneficially more than 5% of our stock and (iv) all directors, named executive officers and other executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act as of that date.

Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

                               Shares of Common Stock
                                                                   % Total
Name                           Number of Shares Owned        Outstanding Shares

Robert Lisle                         266,667                        16.26
6680 Yosemite Lane
Dallas, Texas 75214

Max Kipness                          266,667                        16.26
549 Valley View Dr.
Lewisville, Texas 75067

Patricia Gunter                      416,666                        25.40
174 FM 1830
Argyle, Texas 76226

All officers and directors           533,334                        32.52
as a group (2 persons)

     The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The Company paid consulting fees to a company (the "Affiliate") controlled by Robert Lisle of approximately $4,000 and $51,000 during 2007 and 2006, respectively. The $4000 and $51,000 was included in general and administrative expenses in the year 2007 and 2006 respectively. During the years ended December 31, 2007 and 2006, the Affiliate provided approximately $0 and $12,750, respectively, of product and services which are included in cost of goods sold. During the years ended December 31, 2007 and 2006, the Affiliate provided approximately $0 and $38,250, respectively, of The Company paid consulting fees to a company (the "Affiliate") controlled by one of its officers and stockholders product and services which are included in general and administrative expenses. The Affiliate also sold approximately $0 and $1,100 of computer equipment to the Company during 2006 and 2005, respectively.

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

------------------------
(1) Previously filed as exhibits to Form SB-2, file no. 333-141347 (2) Filed herewith




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     For 2007, Sherb & Co LLP has billed the Company for the services described below:

     Audit Fees. $20,000
     ----------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Company and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 28, 2008.


                                                    ASSURE DATA, INC.



                                                    By: /S/ Bob Lisle
                                                        ------------------------
                                                        Bob Lisle, President and
                                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name                  Office                                      Date
----                  ------                                      ----

/s/ Bob Lisle         President, Chief Executive                  March 28, 2008
-----------------
Bob Lisle             Officer and Director
                      (Principal Executive Officer
                      and Principal Financial
                      and Accounting Officer)



/s/ Max Kipness       Vice President, Secretary and Director      March 28, 2008
-----------------
Max Kipness

                                ASSURE DATA, INC.

                                TABLE OF CONTENTS

Financial Statements of Assure Data, Inc.

                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-2

Financial Statements:

         Balance Sheet - December 31, 2007                                   F-3

         Statements of Operations - Years Ended
              December 31, 2007 and 2006                                     F-4

         Statements of Stockholders' Equity and Other Comprehensive Loss -
              Years Ended December 31, 2007 and 2006                         F-5

         Statements of Cash Flows - Years Ended
              December 31, 2007 and 2006                                     F-6

         Notes To Financial Statements                                       F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
Assure Data, Inc.



We have audited the accompanying balance sheet of Assure Data, Inc. for the year ended December 31, 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of Assure Data, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assure Data, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has generated minimal revenues and experienced an accumulated deficit of $410,880 through December 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Sherb & Co., LLP

Sherb & Co., LLP
New York, New York
March 24, 2008


                                ASSURE DATA, INC.
                                -----------------

                                  BALANCE SHEET
                                  -------------

                                DECEMBER 31, 2007
                                -----------------


                                     ASSETS
                                     ------

CURRENT ASSETS:
    Accounts recievable, net of allowance for doubtful accounts of $6,816        $   5,589
                                                                                 ---------
                   TOTAL CURRENT ASSETS                                              5,589

    Property and Equipment, net                                                       --
                                                                                 ---------

                                                                                 $   5,589
                                                                                 =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Bank overdraft                                                               $     795
    Accounts payable and accrued expenses                                           11,012
    Payroll tax liabilities                                                         20,788
    Due to related party                                                             6,961
    Deferred revenue                                                                    66
                                                                                 ---------
                   TOTAL  CURRENT LIABILITIES                                       39,622
                                                                                 ---------

STOCKHOLDERS'  EQUITY:
    Common stock, $.001 par value, authorized 100,000,000 shares,
      issued and outstanding 1,640,000 shares                                        1,640
    Additional paid-in capital                                                     375,207
    Accumulated deficit                                                           (410,880)
                                                                                 ---------
                   TOTAL STOCKHOLDERS' EQUITY                                      (34,033)
                                                                                 ---------
                                                                                 $   5,589
                                                                                 =========








                        See notes to financial statements

                                ASSURE DATA, INC.
                                -----------------

                             STATEMENT OF OPERATIONS
                             -----------------------


                                                  For the year   For the year
                                                     ended          ended
                                                  December 31,   December 31,
                                                      2007           2006
                                                  -----------    -----------

Revenues                                          $    83,398    $    78,575
Cost of goods sold                                     32,194         47,356
                                                  -----------    -----------
          Gross profit                                 51,204         31,219
                                                  -----------    -----------
Expenses:
General and administrative                            154,750        190,471
                                                  -----------    -----------
          Total expenses                              154,750        190,471
                                                  -----------    -----------

Loss from operations                                 (103,546)      (159,252)

Interest income                                           150          3,517
                                                  -----------    -----------

Net Loss                                          $  (103,396)   $  (155,735)
                                                  ===========    ===========

Loss per common share - basic and diluted         $     (0.06)   $     (0.10)
                                                  ===========    ===========

Weighted average number of shares outstanding -
        basic and diluted                           1,640,000      1,633,333
                                                  ===========    ===========











                        See notes to financial statements


                                ASSURE DATA, INC.
                                -----------------

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                 ----------------------------------------------






                                               Common stock           Additional
                                        ------------------------       paid-in      Accumulated
                                         Shares         Amount         capital        deficit          Total
                                        ---------      ---------      ---------      ---------       ---------


Balance at December 31, 2005            1,600,000      $   1,600      $ 355,247      $(151,749)      $ 205,098

Sale of common stock ($.50 per share)      40,000             40         19,960           --            20,000

Net loss                                     --             --             --         (155,735)       (155,735)
                                        ---------      ---------      ---------      ---------       ---------

Balance at December 31, 2006            1,640,000          1,640        375,207       (307,484)         69,363

Net loss                                     --             --             --         (103,396)       (103,396)
                                        ---------      ---------      ---------      ---------       ---------

Balance at December 31, 2007            1,640,000      $   1,640      $ 375,207      $(410,880)      $ (34,033)
                                        =========      =========      =========      =========       =========
















                        See notes to financial statements


                                ASSURE DATA, INC.
                                -----------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                                   For the year     For the year
                                                                      ended            ended
                                                                   December 31,     December 31,
                                                                      2007             2006
                                                                   ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $(103,396)        $(155,735)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation                                                    3,052             5,016
   Changes in assets and liabilities:
      Accounts receivable                                             27,373           (18,843)
      Payroll liabilities                                             20,788              --
      Accounts payable and accrued expenses                           (3,767)            8,011
      Deferred revenue                                                  (615)             (438)
                                                                   ---------         ---------
                     Total adjustments                                46,831            (6,254)
                                                                   ---------         ---------

NET CASH USED IN OPERATING ACTIVITIES                                (56,565)         (161,989)
                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (repayment of) due to related party                  6,000            (3,000)
    Proceeds from issuance of common stock                              --              20,000
                                                                   ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              6,000            17,000
                                                                   ---------         ---------

NET DECREASE IN CASH                                                 (50,565)         (144,989)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                         49,770           194,759
                                                                   ---------         ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                            $    (795)        $  49,770
                                                                   =========         =========

Supplemental disclosure of cash flow information: Cash paid for:
                Interest                                           $    --           $    --
                                                                   =========         =========
                Income taxes                                       $    --           $    --
                                                                   =========         =========






                        See notes to financial statements

                                ASSURE DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


(1)  ORGANIZATION

Assure Data, Inc. (the "Company") is a Nevada Corporation that was formed in November 2002 and commenced operations in April 2003. The Company provides fully automated remote data backup services for small to medium sized businesses.

(2)  GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2007, the Company had an accumulated deficit of $410,880, and for the years ended December 31, 2007 and 2006, incurred net losses and used cash flows from operations of $103,396 and $155,735, respectively.

Management's plans with regard to these matters include the following:

               The aggressive marketing of the Company's products and services.

               Obtaining additional capital through the sale of common stock to existing and new stockholders.

Accordingly, management is of the opinion that aggressive marketing combined with additional capital will result in improved operations and cash flow in 2008 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

The revenues from set-up fees and monthly fees are recognized based on the Company's determination that the criteria provided in SEC Staff Accounting Bulletin 104 - Revenue Recognition have been met. These criteria include that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company determines that these criteria have been met by entering into written contracts with its customers that specifically state the fees for set-up and monthly services. Set-up fees are invoiced after the actual set-up has been performed. Monthly fees are invoiced based on the actual usage during a particular month. Collectibility of revenues has not been an issue as of December 31, 2007. However, if the set-up fees have not been paid, monthly service would not be initiated. If the monthly service fees were not paid, the monthly service would be discontinued.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2007, the Company does not believe that any impairment has occurred.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company's assessment of the collectibilty of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, the Company's estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectibility of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided. At December 31, 2007 the allowance for doubtful accounts was $6,816.

CONCENTRATION OF CREDIT RISKS

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with financial institutions, which at times exceeds the insured limit of approximately $100,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables. The Company's five largest customers accounted for 69% and 78% of its net accounts receivable at December 31, 2007 and 2006, respectively. No other customers accounted for more than 5% of its net accounts receivables.

CUSTOMER CONCENTRATION RISK

Four and three of the Company's customers accounted for 84% and 50% and of its revenues during 2007 and 2006, respectively. No other customers accounted for more than 5% of its revenues.

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

STOCK BASED COMPENSATION

The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying SFAS No. 123R had no impact on the financial statements for the year ended 12/31/07.

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 159
     ------------

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- including an amendment of FAS 115 ("SFAS No. 159"). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after
     November 15, 2007 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

     FASB Statement Number 141 (revised 2007)
     ----------------------------------------

     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

     This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

     This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to:
     (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

     This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

     FASB Statement Number 160
     -------------------------

     In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.
     51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

    This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

     A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity,
     (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

     This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

(4)  - PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment consisted of the following:

                                               Estimated life
                                               --------------
   Computer equipment and software                 3 years
                                                                   $   15,044
                                                                     ---------
                                                                       15,044

   Less: Accumulated depreciation                                     (15,044)
                                                                     ---------
                                                                   $     --
                                                                     =========

For the years ended December 31, 2007 and 2006, depreciation and amortization expense amounted to $3,052 and $5,016, respectively.

(5)  RELATED PARTY TRANSACTIONS

The Company paid consulting fees to a company (the "Affiliate") controlled by one of its officers and stockholders of approximately $4,000 and $51,000 during 2007 and 2006, respectively. The $4000 and $51,000 was included in general and administrative expenses in the year 2007 and 2006 respectively. During the years ended December 31, 2007 and 2006, the Affiliate provided approximately $0 and $12,750, respectively, of product and services which are included in cost of goods sold. During the years ended December 31, 2007 and 2006, the Affiliate provided approximately $0 and $38,250, respectively, of The Company paid consulting fees to a company (the "Affiliate") controlled by one of its officers and stockholders product and services which are included in general and administrative expenses. The Affiliate also sold approximately $0 and $1,100 of computer equipment to the Company during 2006 and 2005, respectively.

Mr. Lisle is the president of, and performed consulting services on behalf of Assure Data through ITS. All related fees were invoiced by and paid to ITS. There is no relationship between Assure Data and ITS, other than the advances described above and for ITS to provide Mr. Lisle to perform consulting services to Assure

The balance due to related party of approximately $6,961 as of December 31, 2007 is non-interest bearing, due on demand and unsecured.

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

The Company has net operating losses at December 31, 2007 of approximately $410,000 expiring through 2025. Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal Revenue Code.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2007 and 2006:



                                                                     Year Ended              Year Ended
                                                                  December 31, 2007       December 31, 2006

Tax (benefit) computed at "expected" statutory rate               $      (36,000)         $      (55,000)

Increase in valuation allowance                                           36,000                  55,000
Net income tax benefit                                            $        --             $        --

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                                                                        December 31, 2007  December 31, 2006
                                                                        -----------------  -----------------
           Tax benefit of net operating loss carryforward                   $ 143,000          $ 107,000
           Valuation Allowance                                               (143,000)          (107,000)
                                                                        -----------------  -----------------

           Net deferred tax asset                                           $   --             $ --
                                                                        =================  =================


(7)  SALE OF COMMON STOCK

In March 2006, the Company completed a private offering in which 40,000 shares of its common stock were sold resulting in proceeds of $20,000.