Form 10-Q
period 2008-03-31
ASSURE DATA INC
filed 2008-05-19
CIK 1311735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer:

Large accelerated filed [ ]        Accelerated filer [ ]
Non-accelerated filer [ ]          Smaller reporting company [X]


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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 16, 2008: 1,640,000 shares of common stock.


PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements



                                ASSURE DATA, INC.

                                  BALANCE SHEETS



                                                             March 31,   December 31,
                                                                2008         2007
                                                             ---------    ---------
                                                            (Unaudited)   (Audited)
                                     Assets
Current assets:
 Cash                                                        $   7,601    $    --
 Accounts receivable                                             8,064        5,589
                                                             ---------    ---------

        Total current assets                                    15,665        5,589
                                                             ---------    ---------

        Total assets                                         $  15,665    $   5,589
                                                             =========    =========


                     Liabilities and Stockholders' Deficit


Current liabilities:
   Bank Overdraft                                            $    --      $     795

   Accounts payable and accrued expenses                        14,500       11,012
   Due to related party                                         14,461        6,961
   Deferred revenue                                                 10           66
   Payroll liabilities                                          19,584       20,788
                                                             ---------    ---------

        Total current liabilities                               48,555       39,622
                                                             ---------    ---------


Stockholders' deficit

    Common stock: $.001 par value. Authorized: 100,000,000
       shares; issued and outstanding: 1,640,000                 1,640        1,640
    Additional paid-in capital                                 375,207      375,207
    Accumulated deficit                                       (409,737)    (410,880)
                                                             ---------    ---------

         Total stockholders' deficit                           (32,890)     (34,033)
                                                             ---------    ---------

         Total liabilities and stockholders' defictit        $  15,665    $   5,589
                                                             =========    =========






         The accompanying notes are an integral part of these unaudited financial statements

                                ASSURE DATA, INC.
                            Statements of Operations





                                            Three Months       Three Months
                                           March 31, 2008     March 31, 2007
                                            -----------        -----------
                                            (Unaudited)        (Unaudited)
                                            -----------        -----------


Revenues                                    $    45,143        $    23,034
Cost of revenues                                  6,881              8,500
                                            -----------        -----------

Gross profit                                     38,262             14,534
                                            -----------        -----------

Operating expenses:
       General and administrative                37,119             36,415
                                            -----------        -----------

       Total operating expenses                  37,119             36,415
                                            -----------        -----------

       Income (loss)from operations               1,143            (21,881)

Other income:
       Interest income                             --                  125
                                            -----------        -----------

       Net Income (loss)                    $     1,143        $   (21,755)
                                            ===========        ===========

Basic and diluted income (loss) per share   $     (0.00)       $     (0.01)
                                            ===========        ===========

Weighted average number of shares
   outstanding - basic and diluted            1,640,000          1,613,333
                                            ===========        ===========






















         The accompanying notes are an integral part of these unaudited financial statements

                                ASSURE DATA, INC.
                             Statements of Cash Flows




                                                   Three Months    Three Months
                                                      Ended           Ended
                                                  March 31, 2008  March 31, 2007
                                                    (Unaudited)    (Unaudited)
                                                      --------       --------

Cash flows from operating activities:
   Net income (loss)                                  $  1,143       $(21,755)
   Adjustments to reconcile net income (loss) to
      net cash provide by (used in) operating
      activities:
        Depreciation                                      --            1,254
        Changes in assets and liabilities:
           Accounts receivable                          (2,475)       (11,084)
           Accounts payable and accrued expenses         2,285           (260)
           Deferred revenue                                (57)          (261)
                                                      --------       --------

        Net cash provided by (used in)
          operating activities                             896        (32,106)
                                                      --------       --------

Cash flows from financing activities:
   Proceeds from notes payable to related party          7,500           --
                                                      --------       --------
        Net cash provided by
          Provided by activities                         7,500           --
                                                      --------       --------

        Net increase in cash                             8,396        (32,106)

Cash at beginning of period                               (795)        49,770
                                                      --------       --------

Cash at end of period                                 $  7,601       $ 17,664
                                                      ========       ========

























         The accompanying notes are an integral part of these unaudited financial statements

                                ASSURE DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (Unaudited)

ORGANIZATION

Assure Data, Inc. (the "Company") is a Nevada Corporation which was formed in November 2002 and commenced operations in April 2003. The Company provides fully automated remote data backup services for small to medium sized businesses.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-Q. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2007, included in the Annual Report filed on Form l0-KSB for the year then ended.

In the opinion of the management of Assure Data, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2008, and the results of operations and cash flows for the three-month period ending March 31, 2008 have been included. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2008, the Company does not believe that any impairment has occurred.

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

EARNINGS (LOSS) PER COMMON SHARE

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings per Share". We have no common stock equivalents as of March 31, 2008.

STOCK BASED COMPENSATION

The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying SFAS No. 123R had no impact on the Company's financial statements for the three months ended March 31, 2008.


RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008 an officer of the company loaned the company an additional $7,500. The note is non interest bearing and is due on demand.


SALE OF COMMON STOCK

No sale of common stock took place during the three months ended March 31, 2007.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity's financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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


When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB. The provision of Section 27A of the Securities Act of 1933 and Section 21 of the Securities and Exchange Act of 1934 shall apply to any forward looking information in this Form 10-Q.


General

Assure Data began operations in 2003 offering data backup services. We obtained $100,000 of initial funding from a private placement in mid-2003. In September of 2005 the Company completed a public offering in which 600,000 shares of common stock were sold resulting in proceeds of $300,000 before offering costs were paid. In March of 2006 we completed a private placement of 40,000 shares resulting in proceeds of $20,000 before offering costs. The following is a summary of our financial results and condition for the three months ended March 31, 2008 and 2007.

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, revenues increased from $23,034 to $45,143 respectively, an increase of $22,109. The changes in revenues were due to an increase in the overall billings for services requested by our customers. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, cost of revenues decreased from $8,500 to $6,881 a decrease, of $1,619. The cost of revenue decrease was due to using our employees to provide services to our customers and requiring less use of consultants providing services on behalf the Company. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, gross profit increased from $14,534 to $38,262, an increase of $23,728. This increase was due to customers expanding the amount of data being backed up, and the resulting increase in monthly service charges, as well as customers increasing requests for other services. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, general and administrative expenses increased from $36,415 to $37,119.

We estimate the continuing costs of being a public company to be $35,000 during 2008. These costs are being paid from revenues generated by services to customers. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, total operating expenses increased from $36,415 to $37,119. Operating expense changes were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees, and marketing costs are not fixed. Both revenue and associated costs change each month. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, net income increased from a loss of $21,755 to a gain of $1,143.


Comparisons

Comparison of the three months ended March 31, 2008 and 2007:

Revenues increased $22,109 for the three months ended March 31, 2008 from $23,034 to $45,143. This increase is attributed to an increase in the monthly billings for backup services, and the overall billings for additional services requested by our customers.

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, cost of revenues decreased from $8,500 to $6,881 a decrease of $1,519. The cost of revenue decrease was due to reducing the use of consulting services.

Gross profit increased to $38,262 for the three months ended March 31, 2008 from $14,534 for the comparable 2007 period. This increase of $23,728 was due to additional billing to existing customers, the addition of new customers, and billing of additional services requested by our customers.

Operating expenses increased $704 from $36,415 for the three months ended March 31, 2007 to $37,119 for the three months ended March 31, 2008. Changes to the operating expenses were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees and marketing costs are not fixed.

Liquidity

As of March 31, 2008, the Company's cash position was $7,601. All of our cash needs have been met from the results of our limited operations, proceeds from notes payable and the sale of our equity securities. Our cash flow statement and statement of operations are essentially the same.

Cash provided by (used in) operating activities during the three month period ended March 31, 2008 was $896, as compared to $(32,106) for the three month period ended March 31, 2007, a decrease of $33,002. This decrease is primarily attributable to providing expanded services to our customers allowing our company to recognize net income for the three months ended March 31, 2008. Cash provided by financing activities was $7,500 for the three month period ended March 31, 2008, as compared to cash provided by financing activities of $0 for the three month period ended March 31, 2007, an increase of $7,500. For the three months ended March 31, 2008 an officer of the company loaned the company an additional $7,500.

We believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern in the Company's 10-KSB for the year ended December 31,2007 we will have sufficient financial resources to meet our obligations for at least the next twelve months and beyond. Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our current customer base and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed $35,000. Based on this belief, we believe we will have adequate financial resources to meet our financial obligations as we currently conduct business for at least 12 months. In addition, we currently have the capacity to add 36 more customers with an average monthly service charge of $250 per customer without increasing our current monthly expenses. If all 36 customers were added this would increase our monthly revenues by $9,000 per month. Our current customer base usage is expanding. Customers are adding additional data to be backed up, there by resulting in additional monthly service charges. Additionally, our customer base is increasing their requests for related consulting services. An officer of the company has agreed to provide additional funding as required to meet our financial obligations.

We have a functional service with paying customers and an increasing monthly revenue stream. We have a web site that is listed with a number of search engines, from which we receive phone calls from potential customers as well as `hits' that are turning into customers and potential customers. The Small Business version of our backup services, and a Home/Personal version that can be used by anyone with a high speed internet connection with no additional hardware required to be installed at the user's location is now available.

Low cost office space is available and all other expenses will be monitored closely to assure that the focus of the next phase of the business plan moves ahead as planned.

Our continuing challenge in 2008 will be to expand our customer base and develop a partnership for the marketing of our backup product and services.


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


Item 4T Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

         Mr. Lisle Assure Data's President and Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange
Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, Assure Data's President and chief executive officer has concluded that, as of March 31,2008 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

         Assure Data maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     (b)  Management's Report on Internal Control over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

     (c)  Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

ITEM 1A. Risk Factors

         As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.


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

         Date:    May 19, 2008

                                                      ASSURE DATA, INC.



                                                      By:  /s/ Robert Lisle
                                                         -----------------------
                                                         Robert Lisle, President