Form 10-Q
period 2008-06-30
ASSURE DATA INC
filed 2008-08-18
CIK 1311735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2008

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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 2008: 1,640,000 shares of common stock.



PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements



                                ASSURE DATA, INC.

                                  BALANCE SHEETS



                                                                June 30,  December 31,
                                                                 2008         2007
                                                              ---------    ---------
                                                             (Unaudited)   (Audited)
                                     Assets
Current assets:
 Cash                                                         $  10,662    $    --
 Accounts receivable                                             12,075        5,589
                                                              ---------    ---------

        Total current assets                                     22,737        5,589

                                                              ---------    ---------

        Total assets                                          $  22,737    $   5,589
                                                              =========    =========

                     Liabilities and Stockholders' Deficit

Current liabilities:
   Bank Overdraft                                             $    --      $     795

   Accounts payable and accrued expenses                          5,000       11,012
   Note payable - related party                                  26,961        6,961
   Deferred revenue                                                  10           66
   Payroll liabilities                                            2,243       20,788
                                                              ---------    ---------

        Total current liabilities                                34,214       39,622
                                                              ---------    ---------

Stockholders' deficit
    Common stock: $.001 par value.  Authorized: 100,000,000
       shares; issued and outstanding: 1,640,000                  1,640        1,640
    Additional paid-in capital                                  375,207      375,207
    Accumulated deficit                                        (388,324)    (410,880)
                                                              ---------    ---------

         Total stockholders' deficit                            (11,477)     (34,033)
                                                              ---------    ---------

         Total liabilities and stockholders' defictit         $  22,737    $   5,589
                                                              =========    =========










              The accompanying notes are an integral part of these
                         unaudited financial statements




                                ASSURE DATA, INC.
                      Consolidated Statements of Operations





                                           Three Months   Three Months     Six Months     Six Months
                                           June 30, 2008  June 30, 2007  June 30, 2008  June 30, 2007
                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                            -----------    -----------    -----------    -----------
Revenues                                    $    62,037    $    12,504    $   107,180    $    35,537
Cost of revenues                                  8,954          7,785         15,834         16,284
                                            -----------    -----------    -----------    -----------

Gross profit                                     53,083          4,719         91,346         19,253
                                            -----------    -----------    -----------    -----------

Operating expenses:
    General and administrative                   31,670         34,155         68,790         70,570
                                            -----------    -----------    -----------    -----------
       Total operating expenses                  31,670         34,155         68,790         70,570
                                            -----------    -----------    -----------    -----------

       Income from operations                    21,413        (29,436)        22,556        (51,317)

Other income:
       Interest income                             --               17           --              142
                                            -----------    -----------    -----------    -----------

       Net income                           $    21,413    $   (29,419)   $    22,556    $   (51,175)
                                            ===========    ===========    ===========    ===========

Basic and diluted income (loss) per share   $     (0.01)   $     (0.02)   $     (0.01)   $      0.03
                                            ===========    ===========    ===========    ===========

Weighted average number of shares
   outstanding - basic and diluted            1,640,000      1,640,000      1,640,000      1,640,000
                                            ===========    ===========    ===========    ===========


















              The accompanying notes are an integral part of these
                       consolidated financial statements




                                ASSURE DATA, INC.
                      Consolidated Statements of Cash Flows




                                                       Six Months     Six Months
                                                          Ended          Ended
                                                      June 30, 2008  June 30, 2007
                                                       (Unaudited)    (Unaudited)
                                                        --------       --------

Cash flows from operating activities:
   Net income (loss)                                    $ 22,556       $(51,175)
   Adjustments to reconcile net income (loss) to
      net cash provide by (used in) operating
      activities:
        Depreciation                                        --            2,508
        Changes in assets and liabilities:
           Accounts receivable                            (6,486)        15,710
           Accounts payable and accrued expenses         (24,557)         1,322
           Deferred revenue                                  (56)          (481)
                                                        --------       --------

        Net cash provided by (used in)
          operating activities                            (8,543)       (32,116)
                                                        --------       --------

Cash flows from investing activities:
   Net proceeds from issuance of common stock               --             --
   Common stock offering costs                              --             --
                                                        --------       --------
        Net cash provided by
          investing activities                              --             --
                                                        --------       --------

Cash flows from financing activities:
   Proceeds from notes payable to related party           20,000           --

         Net cash provided by (used in)                 --------       --------
         Financing activities                             20,000           --
                                                        --------       --------

        Net increase in cash                              11,457        (32,116)

Cash at beginning of period                                 (795)        49,770
                                                        --------       --------

Cash at end of period                                   $ 10,662       $ 17,654
                                                        ========       ========









              The accompanying notes are an integral part of these
                       consolidated financial statements

                                ASSURE DATA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (Unaudited)

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

In the opinion of the management of Assure Data, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2008, and the results of operations and cash flows for the six-month period ending June 30, 2008 have been included. The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2008, the Company does not believe that any impairment has occurred.

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

EARNINGS (LOSS) PER COMMON SHARE

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings per Share". We have no common stock equivalents as of June 30, 2008.

STOCK BASED COMPENSATION

The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying SFAS No. 123R had no impact on the Company's financial statements for the six months ended June 30, 2008.


RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008 an officer of the company loaned the company an additional $20,000. The note is non interest bearing and is due on demand.


SALE OF COMMON STOCK

No sale of common stock took place during the six months ended June 30, 2008.

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


General

Assure Data began operations in 2003 offering data backup services. We obtained $100,000 of initial funding from a private placement in mid-2003. In September of 2005 the Company completed a public offering in which 600,000 shares of common stock were sold resulting in proceeds of $300,000 before offering costs were paid. In March of 2006 we completed a private placement of 40,000 shares resulting in proceeds of $20,000 before offering costs. The following is a summary of our financial results and condition for the six months ended June 30, 2008 and 2007.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, revenues increased from $35,537 to $107,180, an increase of $71,643. The changes in revenues were due to an increase in the overall billings for services requested by our customers. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, cost of revenues decreased from $16,284 to $15,834 a decrease, of $450. The cost of revenue decrease was due to using our employees to provide services to our customers and requiring less use of consultants providing services on behalf the Company. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, gross profit increased from $19,253 to $91,346, an increase of $72,093. This increase was due to customers expanding the amount of data being backed up, and the resulting increase in monthly service charges, as well as customers increasing requests for other services. For the six months ended June 30, 2008 compared to the six months ended June 31, 2007, general and administrative expenses decreased from $70,570 to $68,790. Selling, general and administrative remained constant due to the accounting fees, legal fees and payroll expense remaining the same.

We estimate the continuing costs of being a public company to be $35,000 during 2008. These costs are being paid from revenues generated by services to customers and loans from an officer of the company. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, total operating expenses decreased from $70,570 to $68,790. The operating expenses remained basically constant due to no change in payroll, accounting or legal expenses. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees, and marketing costs are not fixed. Both revenue and associated costs change each month. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, net income increased from a loss of $51,175 to a gain of $22,556.


Comparisons

Comparison of the six months ended June 30, 2008 and 2007:

Revenues increased $71,643 for the six months ended June 30, 2008 from $35,537 to $107,180. This increase is attributed to an increase in the monthly billings for backup services, and the overall billings for additional services requested by our customers.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, cost of revenues decreased from $16,284 to $15,834 a decrease of $450. The cost of revenue decrease was due to reducing the use of consulting services.

Gross profit increased to $91,346 for the six months ended June 30, 2008 from $19,253 for the comparable 2007 period. This increase of $72,093 was due to additional billing to existing customers, the addition of new customers, and billing of additional services requested by our customers.

Operating expenses decreased from $70,570 for the six months ended June 30, 2007 to $68,790 for the six months ended June 30, 2008. The operating expenses remained basically constant due to no change in payroll, accounting or legal expenses.

Liquidity

As of June 30, 2008, the Company's cash position was $10,662. All of our cash needs have been met from the results of our limited operations, proceeds from notes payable and the sale of our equity securities. Our cash flow statement and statement of operations are essentially the same.

Cash used in operating activities during the six month period ended June 30, 2008 was $8,543, as compared to $32,116 for the six month period ended June 30, 2007, a decrease of $23,573. This decrease is primarily attributable to providing expanded services to our customers allowing our company to recognize net income for the six months ended June 30, 2008. Cash provided by financing activities was $20,000 for the six month period ended June 30, 2008, as compared to cash provided by financing activities of $0 for the six month period ended June 30, 2007, an increase of $20,000. For the six months ended June 30, 2008 an officer of the company loaned the company an additional $20,000.

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

         (b)      Management's   Report  on  Internal   Control  over  Financial
                  Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

Item 6.  Exhibits.

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

         Date:    August 18, 2008

                                                      ASSURE DATA, INC.



                                                      By:  /s/ Robert Lisle
                                                         -----------------------
                                                         Robert Lisle, President