Form 10-Q
period 2008-09-30
ASSURE DATA INC
filed 2008-11-13
CIK 1311735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

          (Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934

For the quarterly period ended September 30, 2008

[    ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from _________________ to _________________

Commission file number 000-52297

Assure Data, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2008: 1,640,000 shares of common stock.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

Assure Data

Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Current assets:
Cash	$10,759	$--
Accounts receivable	9,955	5,589
Total current assets	20,714	5,589
Total assets	$20,714	$5,589
Liabilities and Stockholders' Deficit
Current liabilities:
Bank Overdraft	$--	$795
Accounts payable and accrued expenses	5,142	11,012
Note payable - related party	47,961	6,961
Deferred revenue	10	66
Payroll liabilities	2,724	20,788
Total current liabilities	55,837	39,622
Stockholders' deficit
Common stock: $.001 par value. Authorized: 200,000,000
shares; issued and outstanding: 1,640,000	1,640	1,640
Additional paid-in capital	375,207	375,207
Accumulated deficit	(411,970)	(410,880)
Total stockholders' deficit	(35,123)	(34,033)
Total liabilities and stockholders' defictit	$20,714	$5,589

The accompanying notes are an integral part of these unaudited financial statements

ASSURE DATA, INC.
Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$17,974	$63,235	$125,154	$98,773
Cost of revenues	10,912	7,905	26,747	24,190
Gross profit	7,062	55,330	98,407	74,583
Operating expenses:
General and administrative	30,708	40,393	99,497	110,963
Total operating expenses	30,708	40,393	99,497	110,963
Income (loss)from operations	(23,646)	14,937	(1,090)	(36,380)
Other income:
Interest income	--	7	--	149
Net income (loss)	$(23,646)	$14,944	$(1,090)	$(36,231)
Basic and diluted income (loss) per share	$(0.01)	$(0.01)	$(0.00)	$(0.02)
Weighted average number of shares
outstanding - basic and diluted	1,640,000	1,640,000	1,640,000	1,640,000

The accompanying notes are an integral part of these consolidated financial statements

ASSURE DATA, INC.
Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,090)	$(36,231)
Adjustments to reconcile net income (loss) to
net cash provide by (used in) operating
activities:
Depreciation	--	3,052
Changes in assets and liabilities:
Accounts receivable	(4,366)	(12,824)
Accounts payable and accrued expenses	(23,933)	(1,710)
Deferred revenue	(56)	(559)
Net cash provided by (used in)
operating activities	(29,445)	(48,272)
Cash flows from investing activities:
Net proceeds from issuance of common stock	--	--
Common stock offering costs	--	--
Net cash provided by
investing activities	--	--
Cash flows from financing activities:
Proceeds from notes payable to related party	41,000	--
Net cash provided by (used in)
Financing activities	41,000	--
Net increase (decrease)in cash	11,555	(48,272)
Cash at beginning of period	(796)	49,770
Cash at end of period	$10,759	$1,498

The accompanying notes are an integral part of these consolidated financial statements

ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

In the opinion of the management of Assure Data, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2008, and the results of operations and cash flows for the nine-month period ending September 30, 2008 have been included. The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

IMPAIRMENT OF LONG-LIVED ASSETS

  The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2008, the Company does not believe that any impairment has occurred.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107 ‘Disclosures about Fair Value of Financial Instruments’ (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

EARNINGS (LOSS) PER COMMON SHARE

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) no. 128, “Earnings per Share”. We have no common stock equivalents as of September 30, 2008.

STOCK BASED COMPENSATION

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying SFAS No. 123R had no impact on the Company’s financial statements for the nine months ended September 30, 2008.

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008 an officer of the company loaned the company an additional $41,000. The note is non interest bearing and is due on demand.

SALE OF COMMON STOCK

No sale of common stock took place during the nine months ended September 30, 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 2 Management’s Discussion and Analysis and Plan of Operations

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

General

Assure Data began operations in 2003 offering data backup services. We obtained $100,000 of initial funding from a private placement in mid-2003. In September of 2005 the Company completed a public offering in which 600,000 shares of common stock were sold resulting in proceeds of $300,000 before offering costs were paid. In March of 2006 we completed a private placement of 40,000 shares resulting in proceeds of $20,000 before offering costs. The following is a summary of our financial results and condition for the nine months ended September 30, 2008 and 2007.

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, revenues increased from $98,773 to $125,154, an increase of $26,381. The changes in revenues were due to an increase in the overall billings for services requested by our customers. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, cost of revenues increased from $24,190 to $26,747 an increase, of $2,557. The cost of revenue increase was due to the increase in revenues.For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, gross profit increased from $74,583 to $98,407, an increase of $23,824. This increase was due to customers expanding the amount of data being backed up, and the resulting increase in monthly service charges, as well as customers increasing requests for other services. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, general and administrative expenses decreased from $110,963 to $99,498. Selling, general and administrative for the most part remained constant due to the accounting fees, legal fees and payroll expense remaining the same, the decrease of $11,466 was due to fixed assets being fully depreciated and a decrease in insurance expense.

We estimate the continuing costs of being a public company to be $35,000 during 2008. These costs are being paid from revenues generated by services to customers and loans from an officer of the company. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, total operating expenses decreased from $110,963 to $99,497. The operating expenses remained basically constant due to no major changes in payroll, accounting or legal expenses. The decrease of $11,466 of was due to fixed assets being fully depreciated and a decrease in insurance expense. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees, and marketing costs are not fixed. Both revenue and associated costs change each month. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, net income increased from a loss of $36,380 to a loss of $1,090.

Comparisons

Comparison of the nine months ended September 30, 2008 and 2007:

Revenues increased $26,381 for the nine months ended September 30, 2008 from $98,773 to $125,154. This increase is attributed to an increase in the monthly billings for backup services, and the overall billings for additional services requested by our customers.

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, cost of revenues increased from $24,190 to $26,747 a decrease of $2,257. The cost of revenue increase was due to increase in revenues.

Gross profit decreased $48,268 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 from $55,530 to $7,062. This decrease of $48,268 was due to a temporary decrease in consulting services to our customers. This significant decrease was due to two main factors. Our backup process was failing at our larger customers. This temporally prevented us from billing these customers. Ultimately it was determined that our process was working correctly, and that the problems were related to network changes at the customer locations. A significant number of hours were spent over a 9 week period to resolve the problems. Revenues from these customers will resume. The second factor was related to the first, in that the requirement to focus on the backup failure process caused a delay in other consulting projects already approved by our customer base. Assure Data now has a 6 month backlog of consulting projects for current customers. Based on this backlog, we expect a dramatic increase in revenue in the fourth quarter and the first quarter of 2009.

Operating expenses decreased from $40,393 for the three months ended September 30, 2007 to $30,708 for the three months ended September 30, 2008. The operating expenses remained basically constant due to no change in payroll, accounting or legal expenses. The change of $9,685 was due to the fixed assets being fully depreciated and a decrease in insurance expense

Comparison of the three months ended September 30, 2008 and 2007:

Revenues decreased $45,261 for the three months ended September 30, 2008 from $63,235 to $17,974. This decrease is attributed to a decrease in consulting services provided to our customers.

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, cost of revenues increased from $7,905 to $10,912 an increase of $3,007. The cost of revenue increase was due to an increase employee services associated with revenues.

Gross profit decreased $48,268 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 from $55,530 to $7,062. This decrease of $48,268 was due to a temporary decrease in consulting services to our customers.

Operating expenses decreased from $40,393 for the three months ended September 30, 2007 to $30,708 for the three months ended September 30, 2008. The operating expenses remained basically constant due to no change in payroll, accounting or legal expenses. The change of $9,685 was due to the fixed assets being fully depreciated and a decrease in insurance expense.

Liquidity

As of September 30, 2008, the Company’s cash position was $10,759. All of our cash needs have been met from the results of our limited operations, proceeds from notes payable and the sale of our equity securities. Our cash flow statement and statement of operations are essentially the same.

Cash used in operating activities during the nine month period ended September 30, 2008 was $29,445, as compared to $48,272 for the nine month period ended September 30, 2007, a decrease of $18,827. This decrease is primarily attributable to providing expanded services to our customers allowing our company to recognize increased revenues and almost break even net profit for the nine months ended September 30, 2008. Cash provided by financing activities was $41,000 for the nine month period ended September 30, 2008, as compared to cash provided by financing activities of $0 for the nine month period ended September 30, 2007, an increase of $41,000. For the nine months ended September 30, 2008 an officer of the company loaned the company an additional $41,000.

We believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern in the Company’s 10-KSB for the year ended December 31,2007 we will have sufficient financial resources to meet our obligations for at least the next twelve months and beyond. Our customer base is again expanding their requests for consulting services, and we believe that the fourth quarter of 2008 and the first quarter of 2009 will generate significant revenues. Our primary cash requirements would be those associated with maintaining our current customer base and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed $35,000. Based on this belief, we believe we will have adequate financial resources to meet our financial obligations as we currently conduct business for at least 12 months. Our current customer base usage is expanding. Customers are adding additional data to be backed up, there by resulting in additional monthly service charges.

An officer of the company has agreed to provide additional funding as required to meet our financial obligations.

We have a functional service with paying customers and an increasing monthly revenue stream. We have a web site that is listed with a number of search engines, from which we receive phone calls from potential customers as well as ‘hits’ that are turning into customers and potential customers. The Small Business version of our backup services, and a Home/Personal version that can be used by anyone with a high speed internet connection with no additional hardware required to be installed at the user’s location is now available.

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

Item 4T Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

Mr. Lisle Assure Data’s President and Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, Assure Data’s President and chief executive officer has concluded that, as of March 31,2008 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

Assure Data maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

(b)     Management's Report on Internal Control over Fianancial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(c)     Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

 Item 1A. Risk Factors

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

 Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

Date: November 12, 2008		ASSURE DATA, INC.
	By:	/s/ Robert Lisle
Robert Lisle, President