Form 10-K
period 2008-12-31
ASSURE DATA INC
filed 2009-04-03
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52297

Assure Data, Inc.

	Nevada	06-1678089
	State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization	Identification No.)

	6680 Yosemite, Dallas, TX	75214
	(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (214) 823-5383

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes ☒	No ☐

i

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $354,133

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
At March 23, 2009, the registrant had outstanding 1,640,000 shares of common stock, par value $.001

DOCUMENTS INCORPORATED BY REFERENCE:     None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ii

iii

ASSURE DATA, INC.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

Assure Data, Inc. was incorporated under the laws of Nevada, on November 18, 2002, commenced operations in April 2003 and is currently marketing its services. Our general plan is to provide comprehensive automated data backup and retrieval services for small to medium-sized businesses, up to $500 million in annual sales, both in the United States as well as foreign countries. Our service is believed to be unique in that we maintain two separate data backup repositories, one local to the customer and the second in a secure off-site facility. The updates from the local server are transferred from the local backup server to the off-site facility via high speed Internet connectivity. We provide a Personal version of our backup service that does not maintain an on-site repository of the data, a multi-level email virus protection, and ‘SPAM’ filtering process.

Assure Data Remote Backup Services

Enterprise class customers choose the data on their servers and workstations that they wish to have backed up. This is accomplished using a web-browser based ‘client’ provided by Assure Data. This ‘client’ provides a secure connection to both the local Assure Data Remote Backup Server, and the off-site secure server. The automated backup runs at the specified time and creates a copy of any newly created files, and changes to any old files. This backup data is then transmitted via the Internet to the off-site secure facility. Thus, companies have two full data backups available in case of an equipment failure or a disaster to their facilities. The retrieval of the data is also accomplished via the web-based browser ‘client’. End user companies are assured of having all data available to be reviewed by opening the web-based browser and following the data hierarchy and selecting what data is to be restored. Personal version customers have the same functionality, but with only one backup, which is located in the off-site secure facility.

Assure Data Virus and Spam Protection Services

Our virus protection services use the latest available virus detection processes. Assure Data tracks no less than three separate virus checking processes. All in-coming emails and attachments are checked prior to being routed to the customers’ systems. Assure Data charges setup fees based on the services required by the customer, including helping with the data selection, and any special security required by the customer. Once the setup is complete the backup service runs with no human intervention required. Assure Data then changes a monthly fee based on the total amount of data the customer backs up, the amount of data transferred each night, plus a standard base minimum. This creates a continuing revenue stream that does not require direct or daily attention from the Assure Data staff.

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

All backed up data is maintained on computer hard disk. This is more reliable than tape or other linear processes. In addition, the retrieving of a single file or small number of files becomes almost effortless. If an Enterprise class client has a file or series of files that require restoring, the data is normally retrieved from the Assure Data Remote Backup Server. This is the server that is directly attached to the customer’s network, and the data is transferred at higher network data transfer rates. The only time the off-site facility is used for data retrieval is when the Assure Data Remote Backup Server is not available. The most likely situation for this is when a system wide disaster has occurred such as a fire or natural disaster. When a Personal class customer has a file or series of files that require restoring, the data is retrieved from the off-site secure location via the internet.

The Primary Manner In Which We Expect To Conduct Business

Assure Data is re-designing its web site to provide better information about its products and services. Assure Data has contacted a vendor that provides business and contact information that can be selected by various criteria including dollar volume and number of employees. This company will be used to supply that information to a sales staff that will be making direct contact with the companies and offering our backup solutions to the people who are directly responsible or involved in maintaining the business data. These are people who have the responsibility of making sure that the critical business data they have been entrusted with is safe and available in case of disaster including server and workstation failures, as well as equipment or facility losses. These individuals will be asked if they would like to receive emails describing our services and a link to the Assure Data Inc. web site.
Consulting services are being expanded as out customer base has continued to request these services.

Web Site

We currently have one domain name registered, www.assuredata.com. This site describes our services and provides contact information. The web site is being re-designed to provide additional information to potential customers.

Customers

As of December 31, 2008, we had nine customers using our Enterprise class data backup process. Revenues from such accounts range from $100 - $1000 per month, and thus no one customer is dominant. Charges are made based upon a $70 - $75 per month base charge, and a charge for off-site storage based upon a sliding scale for gigabyte storage consumed. All contracts for service are terminable upon 30 days notice by either party.

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

Software Solutions Using Off-Site Storage Of Data

There are software solutions that track changes to data and upload that information via the Internet to a system in a facility in another physical location. This method keeps a current backup in a secondary location that can be retrieved if the main storage is unavailable due to system failure. The problem with this process is that bandwidth usage of a company’s Internet connection is in constant use and frequently unavailable for storing data. Some companies have the minimum bandwidth required for use during the work day. This additional usage can have a large effect on other Internet usage, slowing down users during normal business hours. Also, the software running on each server and workstation that monitors the data being changed and transmitted it to the off-site location can place a significant load on the computer and slow its processing of the normal work being performed.

Our Concept and Technology

Our founders have over 41 years of computer industry related experience. Dealing with daily data backup, recovery and retrieval issues has been a large part of their experience. As consultants to companies, and as data processing managers for companies, they made recommendations on how a company should back up their critical data.

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

o

The use of high-speed Internet connections in small business has become commonplace. Most companies have DSL or T1 connections with even greater bandwidth available, which is not in use during non standard business hours.

o	The use of the Internet has made most computer users comfortable using a ‘browser’ such as Internet Explorer or Netscape.

o	Computer software algorithms that allow data compression and soft data pointers that can mark changes in a data file at a very low level have been developed.

o	Open source operating systems, such as Linux, are available at almost no cost, and can be configured to be virtually hack proof and virus proof.

o	Custom computer configurations can be created, reducing the cost of a single computer system.

o	Backup services are but one service that the backup server can perform.

o

Large secure site facilities for co-location are available in most major cities. These facilities have redundant power supplies, emergency power generators and multiple connections directly to the Internet Back Bone infrastructure.

o	Individuals now have large amounts of personal data on home PC’s that although is not critical in nature, is very valuable, such as digital family photos, or emails and word processing documents.

Based on the above technologies, we developed the Assure Data Remote Backup Service. We believe our advantages are as follows.

o

For Enterprise class clients we maintain two sets of backed up data, with up to 30 days of information. We use compression and soft pointers to reduce the total amount of data that needs to be stored and transferred. This reduces the total cost of maintaining multiple copies of the data.

o

The local copy is maintained on a ‘Locked Down’ Linux based system. This system is directly connected to the local network. It performs the initial daily backup of all selected computers, directories and files. Then it transfers, via an encrypted transmission over the Internet, the backed up data to a secure server in a secure facility. This insures that a complete second copy of the backed up data is available in case of damage to the original facility. Our secure server is located in a shared-use facility in Dallas, Texas dedicated to off-site computer applications, which we rent for $249 per month.

o

The process is totally automated. No human intervention is required. Our system is self-monitoring, and emails for success and failures are sent to both the Assure Data staff, and selected individuals of the client company. This insures that if a failure does occur, immediate action is taken to insure that the problem is resolved, and the data is backed up as soon as possible.

o

If a complete local failure occurs, due to a facility loss, such as fire or a natural disaster, we can load a complete copy of the client’s data onto a new backup server and ship it overnight to the facility the company will be using for its new computer location. We then help them restore the lost data to the new hardware.

o

If the loss of data is only on a single computer, and our local backup system is functioning normally, the customer can retrieve the data directly from the local backup system, without having to transfer large amounts of data across the Internet. If a customer needs to retrieve a single file or directory from any time in the last 30 days, the customer uses the web based ‘Assure Data Client Interface’ and restores the correct data from the local unit. At any time the customer can access the data on the Remote Secure Server, via the Internet, to restore data for testing or any other reason they may have.

o		The pricing is based on the actual storage used. This makes the service available and cost effective for varying clients that need to backup different amounts of data.

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

o

Spirus eMessage Security is a multilayered anti-spam, anti-virus and anti-phishing managed service. It provides multiple layers of proprietary and 3rd party tools to protect our client’s corporate networks. The main features are:

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

o

We can aquire access to lists of companies and contacts that have sufficient dollar sales volumes and number of employees that they probably have computer networks with critical business data that must be protected against loss. We are developing a new sales concept and staff of contract sales people to make direct calls to the people overseeing a companies’ network and data safety. These people understand the need for insuring the safety of their companies’ data.

o

Currently we have no strategic marketing partners, but are reviewing possible options. We are developing specific commission-based programs for other consultants that could be potentially interested in re-marketing our services.

o	Our officers have contacts and have developed those into customers. In addition, referrals from current customers have resulted in leads to other possible customers.

Expected Employee Requirements

Mr. Kipness is a full time employee. Mr. Lisle is working as a consultant to Assure Data. Additional support is provided by consultants as required. As the company expands, and additional customers are added, Mr. Lisle will eventually become employed on a full-time basis. We added a second full time employee during 2006, due primarily to an increase in consulting services requested by our customers. Additional employees will be added as required. Our process is totally automated, but we need to insure that if a customer requires help, or just wants to talk to a live Assure Data representative, they will be able to do so quickly. The new sales model will initially use contract sales staff.

Competition

Our competition will come from data storage companies that use software, hardware or a combination of both. In our review of the industry, we located via the Internet approximately 40 companies that supply some type of backup service. The largest of these companies has just over 7,200 customers worldwide. They use a software only solution, and the process runs on a customer’s server and transmits changes to a secure location on a continuous basis. Other providers we reviewed had as few as 25 customers online. Our research was limited in scope, but indicated that many of these companies did not provide a complete solution to what we believe customers need to properly secure and retrieve their critical data. The other major competition comes from companies that supply secure co-location facilities and have now started providing back up services. These companies have had a significant impact on the backup industry, as they already have secure facilities, and access to the internet and bandwidth at very low cost. This latest entry into the backup industry may force many companies, including Assure Data, to change their business model. Assure Data is monitoring the industry continuously and if necessary will make adjustments as deemed necessary.

Based upon our research through publicly available information available from a company that provides mailing lists of business in the United States and Canada, there are more than 2.2 million companies in the United States with gross sales of more than $500,000 or that have ten or more employees. We researched Info USA’s web site, www.infoUSA.com, where anyone can select the options, to get counts of businesses in the United States using a number of criteria for which Info USA maintains information that is available to the public free of charge. By selecting the options for business with $500,000 in gross sales or that have ten or more employees, the latest count from Info USA was available to us. We may in the future use a mailing list from Info USA, but at this time, this count information was used as a method of determining what the total market for our service is. The only criteria we used were that a company must have either $500,000 in annual sales, or have ten or more employees.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

A person interested in the Company should consider carefully, in addition to the other information contained in this Report, the following risk factors relating to the Company.

RISKS RELATED TO OUR BUSINESS

We have a limited operating history, and our business is unproven.

Our accumulated deficit though December 31, 2008, is $434,547. We were incorporated on November 18, 2002, commenced operations in April 2003 and are a five year old company with very little operating history or revenues. We have never achieved a profitable level of operations.

We will require additional capital.

We will likely need to obtain additional equity or debt funding to realize our full potential. We are an extremely small company. Because we will have so little money, any negative financial event could totally deplete any reserve we had hoped to have.

We may not continue as a going concern.

Our independent certified public accountants have included a paragraph in their opinion that notes that we have generated little revenue and have an accumulated deficit. And as such, our ability to continue as a going concern is dependent upon obtaining additional capital and aggressive marketing of the Company’s products and services.

Our process could fail due to a software defect, and we might be held liable for a customer’s loss.

Our process is running live and has been tested for over three years. Tests are run daily to make sure that the process is working correctly. But even with a high level of testing and continued monitoring our system could fail, and a customer could bring legal action against us. Our contracts do not guarantee that a customer will never lose their data, but that may not stop a customer who has incurred a loss from trying to recover the costs related to the loss of their data.

We must maintain our key managers.

Our success will depend greatly upon our President and Vice-President. Robert Lisle serves as President, Treasurer and Director. Max Kipness serves as Vice-President, Secretary and Director. The loss of either of their services would hamper our ability to implement our business plan, and could cause our stock to become worthless. We will be heavily dependent upon Mr. Lisle’s entrepreneurial skills and experience to implement our business plan and Mr. Kipness’ technical expertise to continue the development of the services we provide. At present, Mr. Kipness is a full time employee. We do not have an employment agreement with Robert Lisle and there is no assurance that he will continue to manage our affairs in the future. We could lose the services of either or both parties, and the services of either Robert Lisle or Max Kipness would be difficult to replace.

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

We currently provide services to nine customers under contracts that are terminable upon 30 days’ notice. Our customer base must increase substantially in order to provide increased revenues and a stable base of customers, so that the loss of one or more will be absorbed across the entire base. It is not feasible to require customers to commit to longer term agreements, and our success will depend upon providing service that creates a high level of customer satisfaction.

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

Backup products, services, and technologies are constantly changing. We are bringing a new remote backup concept to the market. If the technologies that we use in providing our remote backup services should suddenly change, we could find ourselves unable to adapt. If a totally new concept were to be brought to market by some other company, our process may be viewed as “old technology,” and we could lose our customer base, as well as be unable to attract new customers.

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

Because our stock will be subject to the penny stock regulations and may be more difficult to sell than other registered stock. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our shares immediately following this offering will be subject to these penny stock rules, investors in this offering will in all likelihood find it more difficult to sell their securities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and elsewhere in this Report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 2.   PROPERTIES

Facilities and Offices

Our current office address is at Robert Lisle’s home office. Max Kipness also works from his computer at home. Our off-site storage server is in a rack at a secure, shared-use facility in Dallas, Texas. Such space is provided to us on a month-to-month basis for $249 per month in rent. Other such sites are readily available if we need to move for any reason. No other office space or facilities are required at this time, and we do not expect to require them in the near future. Administrative offices will be established when we have full-time employees that cannot work from a remote location. However, we will continue to use secure co-location facilities available across the country and in Europe, rather than create our own facilities. Using these co-location facilities is far more cost effective, and allows us to put customer’s data in locations that make logical sense from the prospective of the customer.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND DIVIDEND POLICY

Market Information

Our common stock is traded in the over-the-counter market on the NASDAQ OTC Bulletin Board under the symbol ASDI. To our knowledge, there are no active market makers in our stock. The 52 week high was $1.25 and the 52 week low was $.32

Holders

As of December 31, 2008, 1,640,000 common shares of the Company’s common stock are held by seven holders of record.

Dividends

We have never paid any dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

     Not required for smaller reporting companies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Assure Data began operations in 2003 offering the data backup services described under “Business.” We obtained $100,000 of initial funding from a private placement in mid-2003, and $300,000 from a limited public offering in 2005. We obtained $20,000 of additional funding in a sale of 40,000 shares of stock at $.50 in a private placement in March 2006.

Summary Operating Data

	Year	Year
	ended	ended
	December 31, 2007	December 31, 2008

Revenues	$83,398	$159,665
Expenses	154,750	146,940
Net income (loss)	(103,546)	(23,667)
Basic and diluted loss per share	(0.06)	(0.01)

Balance Sheet Data

December 31, 2008

Current assets	$5,407
Accounts payable and accrued expenses	63,107
Total liabilities	63,107
Stockholders’ Deficit	(57,700)

Results of Operations

Year ended December 31, 2008

For the year ended December 31, 2008, we had revenues of $159,665 as compared to $83,398 of revenues for the year ending in 2007. A part of the increase is due to additional consulting services requested by our customers. Our cost of revenues were $36,392 during 2008, resulting in a gross profit of $123,237 which was offset by general and administrative expenses of $146,940. The decrease of the general and administrative expenses was due to a decrease in professional fees. The cost of goods sold increased from $32,194 in 2007 to $36,392 in 2008. This is related to a increase in costs and services performed in regards to revenue and services.

Resources

As of December 31, 2008 we had cash of $ 3,369 and $2,038 in receivables net of allowance for doubtful accounts of $0. Our current liabilities as of the same date are $63,107.

Including payroll for our two employees, related taxes, reporting fees, and professional legal and accounting services we believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, we have sufficient financial resources to continue as a going concern. We believe we have sufficient resources to meet our obligations for at least the next 12 months and beyond.

Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our current customer base, payroll for our two employees and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed an average of $11,000 per month. In addition, we currently have the capacity to add 30 more customers with an average monthly service charge of $350 without increasing our current monthly expenses. If all 30 customers were added this would increase our monthly revenues by $10,500 per month and allow continued growth.

Plan of Development

We obtained $300,000 in funding from our public offering, and $20,000 from a sale of 40,000 shares at $.50 in a private placement in March 2006. Our focus has been to update our client software to add additional functionality, and create a more user friendly interface. We have also developed a Personal version of the backup software that is being marketed to home PC users.

Our challenge in 2009 will be to develop a sales staff to expand our customer base.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying SFAS No. 123R had no impact on the financial statements for the year ended December 31, 2008 and 2007.

Future Obligations

We have no indebtedness or other continuing financial commitments.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting issuers

ITEM 8.  FINANCIAL STATEMENTS

The financial statements required by this item begin at Page F-1 hereof.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).   CONTROLS AND PROCEDURES

The management of Assure Data, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP).  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on those criteria.

The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company's CEO is the only individual involved in the accounting and financial reporting. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, the CEO.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, the Company plans to use an outside accountant to review their procedures. The CEO (who also comprises the Board of Directors) examines and approves all cash transactions. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications considered necessary or desirable.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Mr. Robert Lisle, age 60, is our President, Treasurer and a Director and functions as our chief executive officer and chief financial and accounting officer. Mr. Lisle has 29 years’ of experience in the computer and computer consulting fields. He has been the President of Information Technology Systems Inc. and Lisle & Associates for the past 27 years. Previous to that, he spent three years as a systems analyst and programmer for Century 21 Real Estate in Irvine, California and the Data Processing Manger for JSH Electronics in Culver City, California.

Mr. Max Kipness, age 40, is our Vice President, Secretary, and a Director. Mr. Kipness is a Certified Microsoft Engineer as well as a Cisco Certified Engineer. He has been the ITM manager for a large manufacturing company with offices and manufacturing plants across the country. Previous to that, he spent six years as a senior network consultant with a large network consulting firm in Dallas, Texas. For the year prior to that, he was in the sales department of a national computer and peripheral distribution company. Prior to working in direct sales, he was a partner for five years in a retail computer sales and repair operation in Dallas, Texas. During the last eight years, Mr. Kipness has consulted on network and infrastructure operation for small and medium companies. Mr. Kipness is serving as the Chief Technology Officer of the Company.

We presently expect to conduct our first annual meeting of stockholders and directors in June 2009, at which time directors will be elected. All directors will serve for a period of one year unless removed in accordance with our bylaws.

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

ITEM 11.   EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s Chief Executive Officer for the year ended December 31, 2008, in consulting fees for services rendered in all capacities to the Company for the fiscal years ended December 31, 2003 through 2008.

		Annual Compensation			Long-Term Compensation
					Securities
					Underlying
Name/Principal				Other Annual	Options or	All Other
Position	Year	Salary	Bonus	Compensation	Warrants	Compensation

Robert Lisle, CEO(1)	2008	$0	0	$0	0	0
	2007	4000	0	0	0	0
	2006	51,286	0	0	0	0
	2005	36,000	0	0	0	0
	2004	16,355	0	0	0	0
	2003	63,785	0	0	0	0

Max Kipness(2)	2008	97,179	0	0	0	0
	2007	81,140	0	0	0	0
	2006	69,333	0	0	0	0
	2005	13,333	0	0	0	0
	2004	0	0	0	0	0
	2003	1,960	0	0	0	0

Even though Mr. Lisle is an officer of Assure Data, he is not employed by Assure Data. Nevada does not require officers of Nevada corporations to be employees.

(1)  Mr. Lisle has been compensated by Information Technology Systems Inc. which has invoiced Assure Data for his services, during 2003, 2004, 2005, 2006, 2007 and 2008. See Item 12.

(2)  Mr. Kipness was reimbursed for direct expenses, services, as well as supplies and equipment purchased on behalf of Assure Data for this amount during 2003.

Stock Options			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised in-the-Money Options at Fiscal Year End
Name	Number of Shares Acquired or Exercised	Realized Value	Exercisable	Unexercisable	Exercisable	Unexercisable
None

Long-term Incentive Plans			Estimated Future Payments Under Non-Stock Price-Based Plans
Name	Number of Shares, Under or Other Rights #	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2008, the Company has issued and outstanding 1,640,000 shares of Common Stock. There is no other class of voting security of the Company issued or outstanding. The following table sets forth the number of shares of Common Stock beneficially owned as of December 31, 2007, by (i) each director, (ii) each executive officer named in the Summary Compensation Table and (iii) each person known to own beneficially more than 5% of our stock and (iv) all directors, named executive officers and other executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act as of that date.
Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

	Shares of Common Stock

Name	Number of Shares Owned	% Total Outstanding Shares

Robert Lisle 6680 Yosemite Lane Dallas, Texas 75214	266,667	16.26

Max Kipness 549 Valley View Dr. Lewisville, Texas 75067	266,667	16.26

Patricia Gunter 174 FM 1830 Argyle, Texas 76226	416,666	25.40

All officers and directors as a group (2 persons)	533,334	32.52

The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid consulting fees to a company (the “Affiliate”) controlled by Robert Lisle of approximately $0 and $4,000 during 2008 and 2007, respectively. The $0 and $4,000 was included in general and administrative expenses in the year 2008 and 2007 respectively.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2008 and 2007, Sherb & Co LLP has billed the Company for the services described below:

2008- Audit and 10Q review fees. $29,000

2007- Audit and 10Q review fees. $29,000

ITEM 15.   EXHIBITS

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: The financial statements filed as part of this report are listed in the “Index to Financial Statements” on Page F-1 hereof.

2.	Exhibits required to be filed by Item 601 of Regulation S-B:

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the Company and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on April 3, 2009.

ASSURE DATA, INC.

By:     /S/ Bob Lisle
           Bob Lisle, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Office	Date

/s/ Bob Lisle	President, Chief Executive	April 3, 2009
Bob Lisle	Officer and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)

/s/ Max Kipness	Vice President, Secretary and Director	April 3, 2009
Max Kipness

ASSURE DATA, INC.

TABLE OF CONTENTS

Financial Statements of Assure Data, Inc.

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Balance Sheet - December 31, 2008 and 2007	F-3

Statements of Operations - Years Ended
December 31, 2008 and 2007	F-4

Statements of Stockholders’ Equity and Other Comprehensive Loss -
Years Ended December 31, 2008 and 2007	F-5

Statements of Cash Flows - Years Ended
December 31, 2008 and 2007	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Assure Data, Inc.

We have audited the accompanying balances sheets of Assure Data, Inc. for the year ended December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of Assure Data, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assure Data, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has generated minimal revenues and has an accumulated deficit of $434,547 through December 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP

Sherb & Co., LLP
New York, New York

March 31, 2009

ASSURE DATA, INC.

BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$3,369	$-
Accounts recievable, net of allowance for doubtful accounts of $0 and $6,816	2,038	5,589
TOTAL CURRENT ASSETS	5,407	5,589

	$5,407	$5,589

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$-	$795
Accounts payable and accrued expenses	12,500	11,012
Payroll tax liabilities	2,646	20,788
Due to related party	47,961	6,961
Deferred revenue	--	66
TOTAL CURRENT LIABILITIES	63,107	39,622

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, authorized 100,000,000 shares,
issued and outstanding 0 shares, and 0 shares	--	--
Common stock, $.001 par value, authorized 100,000,000 shares,
issued and outstanding 1,640,000 shares and 1,640,000 shares	1,640	1,640
Additional paid-in capital	375,207	375,207
Accumulated deficit	(434,547)	(410,880)
TOTAL STOCKHOLDERS' DEFICIT	(57,700)	(34,033)
	$5,407	$5,589

See notes to financial statements

ASSURE DATA, INC.

STATEMENT OF OPERATIONS

	For the year	For the year
	ended	ended
	December 31, 2008	December 31, 2007

Revenues	$159,665	$83,398
Cost of goods sold	36,392	32,194
Gross profit	123,273	51,204

General and administrative	146,940	154,750
Total expenses	146,940	154,750

Loss from operations	(23,667)	(103,546)

Interest income	--	150

Net loss	$(23,667)	$(103,396)

Loss per common share - basic and diluted	$(0.01)	$(0.06)

Weighted average number of shares outstanding -
basic and diluted	1,640,000	1,640,000

See notes to financial statements

ASSURE DATA, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2006	1,640,000	$1,640	$375,207	$(307,484)	$69,363

Net loss	--	--	--	(103,396)	(103,396)

Balance at December 31, 2007	1,640,000	1,640	375,207	(410,880)	(34,033)

Net loss	--	--	--	(23,667)	(23,667)

Balance at December 31, 2008	1,640,000	$1,640	$375,207	$(434,547)	$(57,700)

See notes to financial statements

ASSURE DATA, INC.

STATEMENT OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31, 2008	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,667)	$(103,396)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	--	3,052
Changes in assets and liabilities:
Accounts receivable	3,551	27,373
Payroll tax liabilities	(18,142)	20,788
Accounts payable and accrued expenses	1,488	(3,767)
Deferred revenue	(66)	(615)
Total adjustments	(13,169)	46,831

NET CASH USED IN OPERATING ACTIVITIES	(36,836)	(56,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from due to related party	41,000	6,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,000	6,000

NET INCREASE (DECREASE) IN CASH	4,164	(50,565)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	(795)	49,770

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,369	$(795)

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See notes to financial statements

ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(1) ORGANIZATION

Assure Data, Inc. (the "Company") is a Nevada Corporation that was formed in November 2002 and commenced operations in April 2003. The Company provides fully automated remote data backup services for small to medium sized businesses.

In May 2008 The Company amended and restated their Articles of Incorporation to increase the aggregate number of shares authorized to issue from 100,000,000 to 200,000,000 shares, of which 100,000,000 shares will be shares of common stock and 100,000,000 shares will be shares of preferred stock.

(2) GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2008, the Company has an accumulated deficit of $434,547, and for the years ended December 31, 2008 and 2007, incurred net losses $23,667 and $103,396, respectively.

Management's plans with regard to these matters include the following:

The aggressive marketing of the Company's products and services.

Obtaining additional capital through the sale of common stock to existing and new stockholders.

Accordingly, management is of the opinion that aggressive marketing combined with additional capital will result in improved operations and cash flow in 2009 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

The revenues from set-up fees and monthly fees are recognized based on the Company's determination that the criteria provided in SEC Staff Accounting Bulletin 104 - Revenue Recognition have been met. These criteria include that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company determines that these criteria have been met by entering into written contracts with its customers that specifically state the fees for set-up and monthly services. Set-up fees are invoiced after the actual set-up has been performed. Monthly fees are invoiced based on the actual usage during a particular month. Collectibility of revenues has not been an issue as of December 31, 2008 and 2007. However, if the set-up fees have not been paid, monthly service would not be initiated. If the monthly service fees were not paid, the monthly service would be discontinued.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2008, the Company does not believe that any impairment has occurred.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company's assessment of the collectibilty of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, the Company's estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectibility of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided. At December 31, 2008 and 2007 the allowance for doubtful accounts was $0 and $6,816, respectively.

CONCENTRATION OF CREDIT RISKS

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with financial institutions, which at times exceeds the insured limit of approximately $100,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables. Four and five of the Company’s customers accounted for 100% and 69% of its net accounts receivable at December 31, 2008 and 2007 respectively.

CUSTOMER CONCENTRATION RISK

The company’s largest customer accounted for 84% of its revenue during 2008. Four of the Company’s customers accounted for 84% of its revenues during 2007. No other customers accounted for more than 5% of its revenues.

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

EARNINGS (LOSS) PER COMMON SHARE

The Company reports earnings and loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings per Share". In the case of losses, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive. As of December 31, 2008 and 2007, there were no outstanding potential common shares.

STOCK BASED COMPENSATION

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying SFAS No. 123R had no impact on the financial statements for the year ended December 31, 2008 and 2007.

  RECENT ACCOUNTING PRONOUNCEMENTS

FASB 161 - Disclosures about Derivative Instruments and Hedging Activities

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

FASB 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

(4) - PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, property and equipment consisted of the following:

	Estimated life
Computer equipment and software	3 years	$15,044
		15,044
Less: Accumulated depreciation		(15,044)
		$--

For the years ended December 31, 2008 and 2007, depreciation and amortization expense amounted to $0 and $3,052, respectively.

(5) RELATED PARTY TRANSACTIONS

The Company paid consulting fees to a company (the “Affiliate”) controlled by one of its officers and stockholders of approximately $0 and $4,000 during 2008 and 2007, respectively. The $4000 was included in general and administrative expenses in the year 2007.

The balance due to related party of approximately $47,961 and $6,961 as of December 31, 2008 and 2007, respectively, is non-interest bearing, due on demand and unsecured.

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

The Company has net operating losses at December 31, 2008 of approximately $434,000 expiring through 2028. Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal Revenue Code.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2008 and 2007:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Tax (benefit) computed at “expected” statutory rate	$(8,000)	$(36,000)
Increase in valuation allowance	8,000	36,000
Net income tax benefit	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Tax (benefit) of net operating loss carryforward	$152,000	$143,000
Valuation allowance	(152,000)	(143,000)
Net deferred tax asset	$-	$-