Form 10-Q
period 2009-03-31
ASSURE DATA INC
filed 2009-05-20
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended March 31, 2009

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to_______

Commission file number 000-52297

______________

Assure Data, Inc.

(Exact name of small business issuer as specified in its charter)

______________

Nevada	06-1678089
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6680 Yosemite, Dallas, Texas 75214
(Address of principal executive offices)

(214) 823-5383
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer:

Large accelerated filed	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2009: 1,640,000 shares of common stock.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

ASSURE DATA, INC.
BALANCE SHEETS

	Three months	Year ended
	Ended	December 31,
	March 31, 2009	2008
	(Unaudited)
Assets
Current assets:
Cash	$4,130	$3,369
Accounts receivable	34,117	2,038

Total current assets	38,247	5,407

Total assets	$38,247	$5,407

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$14,500	$12,500
Due to related party	59,961	47,961
Payroll liabilities	2,182	2,646

Total current liabilities	76,643	63,107

Stockholders' equity:
Common stock: $.001 par value. Authorized: 100,000,000
shares; issued and outstanding: 1,640,000	1,640	1,640
Additional paid-in capital	375,207	375,207
Accumulated deficit	(415,243)	(434,547)

Total stockholders' equity	(38,396)	(57,700)

Total liabilities and stockholders' equity	$38,247	5,407

The accompanying notes are an integral part of these unaudited financial statements

ASSURE DATA, INC.
Statements of Operations

	Three Months	Three Months
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$62,032	$45,143
Cost of revenues	10,199	6,881

Gross profit	51,833	38,262

Operating expenses:
General and administrative	32,529	37,119
Total operating expenses	32,529	37,119

Net income	$19,304	$1,143

Basic and diluted income (loss) per share	$0.01	$0.00

Weighted average number of shares
outstanding - basic and diluted	1,640,000	1,640,000

The accompanying notes are an integral part of these unaudited financial statements

ASSURE DATA, INC.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$19,304	$1,143
Adjustments to reconcile net income (loss) to
net cash provide by (used in) operating
activities:

Changes in assets and liabilities:
Accounts receivable	(32,079)	(2,475)
Accounts payable and accrued expenses	1,536	2,285
Deferred revenue	--	(56)

Net cash provided by (used in)
operating activities	(11,239)	897

Cash flows from financing activities:
Proceeds from related party	12,000	7,500

Net cash provided by
Financing activities	12,000	7,500

Net increase in cash	761	8,397

Cash at beginning of period	3,369	(795)

Cash at end of period	$4,130	$7,602

The accompanying notes are an integral part of these unaudited financial statements

ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

ORGANIZATION

Assure Data, Inc. (the “Company”) is a Nevada Corporation which was formed in November 2002 and commenced operations in April 2003. The Company provides fully automated remote data backup services for small to medium sized businesses.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-Q. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2008, included in the Annual Report filed on Form l0-KSB for the year then ended.

In the opinion of the management of Assure Data, Inc. (the “Company”), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of operations and cash flows for the three-month period ending March 31, 2009 have been included. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2008.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

The Company maintains its cash in bank accounts at high credit quality financial institutions. The balances at times may exceed federally insured limits.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with the generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company charges its customers monthly fees for its services based on the provisions of each customer’s contract. The monthly fees consist of a base fee and a volume based data storage fee. Revenues are recognized in the month the services are provided.

The revenues from set-up fees and monthly fees are recognized based on the Company’s determination that the criteria provided in SEC Staff Accounting Bulletin 104 - Revenue Recognition have been met. These criteria include that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company determines that these criteria have been met by entering into written contracts with its customers that specifically state the fees for set-up and monthly services. Set-up fees are invoiced after the actual set-up has been performed. Monthly fees are invoiced based on the actual usage during a particular month. Collectibility of revenues has not been an issue as of December 31, 2008. However, if the set-up fees have not been paid, monthly service would not be initiated. If the monthly service fees were not paid, the monthly service would be discontinued.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2009, the Company does not believe that any impairment has occurred.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107 ‘Disclosures about Fair Value of Financial Instruments’ (SFAS 107) requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

EARNINGS (LOSS) PER COMMON SHARE

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) no. 128, “Earnings per Share”. We have no common stock equivalents as of March 31, 2009.

STOCK BASED COMPENSATION

We account for the grant of stock options and restricted stock awards in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

RELATED PARTY TRANSACTIONS

A related party loaned the company $12,000 in the 3 months ended March 31, 2009, which is non-interest bearing and due on demand.

SALE OF COMMON STOCK

No sale of common stock took place during the three months ended March 31, 2009.

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

When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB. The provision of Section 27A of the Securities Act of 1933 and Section 21 of the Securities and Exchange Act of 1934 shall apply to any forward looking information in this Form 10-Q.

General

Assure Data began operations in 2003 offering data backup services. We obtained $100,000 of initial funding from a private placement in mid-2003. In September 2005 the Company completed a public offering in which 600,000 shares of common stock were sold resulting in proceeds of $300,000 before offering costs were paid. In March 2006 we completed a private placement of 40,000 shares resulting in proceeds of $20,000 before offering costs. The following is a summary of our financial results and condition for the three months ended March 31, 2009 and 2008.

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, revenues increased from $45,143 to $62,032 respectively, an increase of (37.4%). The changes in revenues were due to an increase in the overall billings for services requested by our customers, with no increase in the number of customers. For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, cost of revenues increased from $6,881 to $10,199 an increase, of (48.2%). The cost of revenue increase was due to using our employees to provide additional services to our customers. For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, gross profit increased from $38,262 to $51,822, an increase of (36.5%). This increase was due to customers expanding the amount of data being backed up, and the resulting increase in monthly service charges, as well as customers increasing requests for other services. For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, general and administrative expenses decreased from $37,119 to $32,529 (12.4%).

We estimate the continuing costs of being a public company to be $35,000 during 2009. These costs are being paid from revenues generated by services to customers. For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, total operating expenses decreased from $37,119 to $32,529. Operating expense changes were due to the changes in the number of customers being serviced, the services being billed to the customers, as well as lower professional fees. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees, and marketing costs are not fixed. Both revenue and associated costs change each month. For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, net income increased from $1,143 to $19,304 (1588%).

Comparisons

Comparison of the three months ended March 31, 2009 and 2008:

Revenues increased $16,889 for the three months ended March 31, 2009 from $45,143 to $62,032. This increase is attributed to an increase in the monthly billings for backup services, and the overall billings for additional services requested by our customers.

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, cost of revenues increased from $6,881 to $10,199 an increase of $3,318. The cost of revenue increase was due to employee related costs to service the customer requested services.

Gross profit increased to $51,833 for the three months ended March 31, 2009 from $38,262 for the comparable 2008 period. This increase of $13,971 was due to additional billing to existing customers, the addition of new customers, and billing of additional services requested by our customers.

Operating expenses decreased $4,590 from $37,119 for the three months ended March 31, 2008 to $32,529 for the three months ended March 31, 2009. Changes to the operating expenses were due to the changes in the number of customers being serviced, as well as the services being billed to the customers. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees and marketing costs are not fixed. In addition, professional services were lower.

Liquidity

As of March 31, 2009, the Company’s cash position was $4,130. All of our cash needs have been met from the results of our limited operations, and the sale of our equity securities and related party borrowings. Our cash flow statement and statement of operations are essentially the same.

Cash provided by (used in) operating activities during the three month period ended March 31, 2008 was $897, as compared to $(11,239) for the three month period ended March 31, 2007, a decrease of $12,136. This decrease is primarily attributable to providing expanded services to our customers.

Cash provided by financing activities was $12,000 for the three month period ended March 31, 2009, as compared to cash provided by financing activities of $7,500 for the three month period ended March 31, 2008, an increase of $4,500. For the three months ended March 31, 2009 an officer of the company loaned the company an additional $4,500.

We believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern in the Company’s 10-K for the year ended December 31,2008 we will have sufficient financial resources to meet our obligations for at least the next twelve months and beyond. Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our current customer base and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed $35,000.

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

An officer of the company has orally agreed to provide additional funding as required to meet our financial obligations. The terms for all such funding will continue to be non-interest bearing and due upon demand. There is no agreed maximum amount of funding, and any required funding will be on an as needed basis.

We have a functional service with paying customers and an increasing monthly revenue stream. We have a web site that is listed with a number of search engines, from which we receive phone calls from potential customers as well as ‘hits’ that are turning into customers and potential customers. The Small Business version of our backup services, and a Home/Personal version that can be used by anyone with a high speed internet connection with no additional hardware required to be installed at the user’s location is now available. We are currently working with a consultant to develop a telemarketing process to contact and sell our services to.

Low cost office space is available and all other expenses will be monitored closely to assure that the focus of the next phase of the business plan moves ahead as planned.

Our continuing challenge in 2009 will be to expand our customer base and develop a partnership for the marketing of our backup product and services.

Capital Expenditures

As our business grows, we will have to acquire additional servers to accommodate the growing disk storage capacity. Our current equipment can handle the needs of 20-30 customers. A new server will be required for each additional 20-30 customers. We currently have 11 customers. We believe we will be able to add such equipment and finance it from customer charges and will not require debt or equity financing for our anticipated capital expenditures.

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

The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company’s CEO is the only individual involved in the accounting and financial reporting. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, the CEO. Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, the Company plans to use an outside accountant to review their procedures. The CEO (who also comprises the Board of Directors) examines and approves all cash transactions. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications considered necessary or desirable.

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

Date:	May 20, 2009

ASSURE DATA, INC.

By: /s/ Robert Lisle
Robert Lisle, President