Form 10-Q
period 2009-06-30
ASSURE DATA INC
filed 2009-08-10
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2009: 1,640,000 shares of common stock.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

ASSURE DATA, INC.
BALANCE SHEETS

		December 31,
	June 30, 2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$6,245	$3,369
Accounts receivable	1,403	2,038

Total current assets	7,648	5,407

Total assets	$7,648	$5,407

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$4,614	$12,500
Due to related party	59,961	47,961
Payroll liabilities	2,752	2,646

Total current liabilities	67,327	63,107

Stockholders' equity:
Common stock: $.001 par value. Authorized: 100,000,000
shares; issued and outstanding: 1,640,000	1,640	1,640
Additional paid-in capital	375,207	375,207
Accumulated deficit	(436,526)	(434,547)

Total stockholders' equity	(59,679)	(57,700)

Total liabilities and stockholders' equity	$7,648	5,407

The accompanying notes are an integral part of these unaudited financial statements

ASSURE DATA, INC.
Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$20,866	$62,037	$82,898	$107,180
Cost of revenues	11,037	8,954	21,236	15,834

Gross profit	9,829	53,083	61,662	91,346

Operating expenses:
General and administrative	31,084	31,670	63,641	68,790

Total operating expenses	31,084	31,670	63,641	68,790

Net income(loss)	$(21,255)	$21,413	$(1,979)	$22,556

Basic and diluted income (loss) per share	$(0.01)	$0.01	$(0.00)	$0.01

Weighted average number of shares
outstanding - basic and diluted	1,640,000	1,640,000	1,640,000	1,640,000

The accompanying notes are an integral part of these unaudited financial statements

ASSURE DATA, INC.
Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30,2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(1,979)	$22,556
Adjustments to reconcile net income (loss) to
net cash provide by (used in) operating
activities:

Changes in assets and liabilities:
Accounts receivable	635	(6,486)
Accounts payable and accrued expenses	(7,780)	(24,557)
Deferred revenue	--	(56)

Net cash provided by (used in)
operating activities	(9,124)	(8,543)

Cash flows from financing activities:
Proceeds from notes payable to related party	12,000	20,000

Net cash provided by
Financing activities	12,000	20,000

Net increase in cash	2,876	11,457

Cash at beginning of period	3,369	(975)

Cash at end of period	$6,245	$10,662

The accompanying notes are an integral part of these unaudited financial statements

ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

In the opinion of the management of Assure Data, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2009, and the results of operations and cash flows for the six-month period ending June 30, 2009 have been included. The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

The revenues from set-up fees and monthly fees are recognized based on the Company's determination that the criteria provided in SEC Staff Accounting Bulletin 104 - Revenue Recognition have been met. These criteria include that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company determines that these criteria have been met by entering into written contracts with its customers that specifically state the fees for set-up and monthly services. Set-up fees are invoiced after the actual set-up has been performed. Monthly fees are invoiced based on the actual usage during a particular month. Collectibility of revenues has not been an issue as of June 30, 2009. However, if the set-up fees have not been paid, monthly service would not be initiated. If the monthly service fees were not paid, the monthly service would be discontinued.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2009, the Company does not believe that any impairment has occurred.

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

EARNINGS (LOSS) PER COMMON SHARE

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) no. 128, “Earnings per Share”. We have no common stock equivalents as of June 30, 2009.

STOCK BASED COMPENSATION

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying SFAS No. 123R had no impact on the Company’s financial statements for the six months ended June 30, 2009.

RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009 an officer of the company loaned the company an additional $12,000. The note is non interest bearing and is due on demand.

SALE OF COMMON STOCK

No sale of common stock took place during the six months ended June 30, 2009.

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

General

Assure Data began operations in 2003 offering data backup services. We obtained $100,000 of initial funding from a private placement in mid-2003. In September of 2005 the Company completed a public offering in which 600,000 shares of common stock were sold resulting in proceeds of $300,000 before offering costs were paid. In March of 2006 we completed a private placement of 40,000 shares resulting in proceeds of $20,000 before offering costs. The following is a summary of our financial results and condition for the six months ended June 30, 2009 and 2008.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, revenues decreased from $107,180 to $82,898, a decrease of $24,282. The changes in revenues were due to a decrease in the overall billings for services requested by our customers. For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, cost of revenues increased from $15,834 to $21,236 an increase, of $5,402. The cost of revenue increase was due to an increase in medical insurance costs, and a slight increase in 3rd party contract expenses. For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, gross profit decreased from $91,346 to $61,662, a decrease of $29,684. This decrease was due to a reduced requirement of services requested by our customers. The overall economy downturn has caused our customer base to reduce the overall amount of services. For the six months ended June 30, 2009 compared to the six months ended June 31, 2008, general and administrative expenses decreased from $68,790 to $63,641. Selling, general and administrative remained constant due to the accounting fees, legal fees and payroll expense remaining the same.

We estimate the continuing costs of being a public company to be $35,000 during 2009. These costs are being paid from revenues generated by services to customers and loans from an officer of the company. For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, total operating expenses decreased from $68,790 to $63,641. The operating expenses remained basically constant due to no change in payroll, accounting or legal expenses. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees, and marketing costs are not fixed. Both revenue and associated costs change each month. For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, net income decreased from a gain of $22,556 to a loss of $1,979, due to the decrease in sales.

Comparisons

Comparison of the six months ended June 30, 2009 and 2008:

Revenues decreased $24,282 for the six months ended June 30, 2009 from $107,180 to $82,898. This decrease is attributed to a decrease in the monthly billings for backup services, and the overall billings for additional services requested by our customers.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, cost of revenues increased from $15,834 to $21,236 an increase of $5,402. The cost of revenue increase was due to increased medical and a slight increase in 3rd party contract expenses.

Gross profit decreased to $61,662 for the six months ended June 30, 2009 from $91,346 for the comparable 2008 period. This decrease of $29,684 was due primarily a decrease in revenue related to our customer base requesting fewer services.

Operating expenses decreased from $68,790 for the six months ended June 30, 2008 to $63,641 for the six months ended June 30, 2009. The operating expenses remained basically constant due to no change in payroll, accounting or legal expenses.

Liquidity

As of June 30, 2009, the Company’s cash position was $6,245. All of our cash needs have been met from the results of our limited operations, proceeds from notes payable and the sale of our equity securities. Our cash flow statement and statement of operations are essentially the same.

Cash used in operating activities during the six month period ended June 30, 2009 was $9,124, as compared to $8,543 for the six month period ended June 30, 2008, an increase of $581. This increase is very small, and is due to changes in overall employee costs. Cash provided by financing activities was $12,000 for the six month period ended June 30, 2009, as compared to cash provided by financing activities of $20,000 for the six month period ended June 30, 2008, an increase of $8,000. For the six months ended June 30, 2009 an officer of the company loaned the company an additional $12,000.

We believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern in the Company’s 10-K for the year ended December 31,2008 we will have sufficient financial resources to meet our obligations for at least the next twelve months and beyond. Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our current customer base and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed $35,000. Based on this belief, we believe we will have adequate financial resources to meet our financial obligations as we currently conduct business for at least 12 months. In addition, we currently have the capacity to add 36 more customers with an average monthly service charge of $250 per customer without increasing our current monthly expenses. If all 36 customers were added this would increase our monthly revenues by $9,000 per month. Our current customer base usage is decreasing slightly. Some customers are reducing the total amount of data being stored, to reduce their monthly costs. Also due to the current business downturn in the economy, our customer base is decreasing their requests for related consulting services.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

As a “smaller reporting company”, the Company is not required to provide information required by this item.

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

Date:	August 10, 2009

ASSURE DATA, INC.

By: /s/ Robert Lisle
Robert Lisle, President