Form 10-Q
period 2009-09-30
ASSURE DATA INC
filed 2009-11-12
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2009: 1,640,000 shares of common stock.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

ASSURE DATA, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$4,844	$3,369
Accounts receivable	--	2,038

Total current assets	4,844	5,407

Total assets	$4,844	$5,407

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$7,500	$12,500
Note payable - related party	59,961	47,961
Payroll liabilities	2,753	2,646

Total current liabilities	70,214	63,107

Stockholders' deficit
Common stock, $.001 par value. Authorized 100,000,000
Shares, issued and outstanding: 1,640,000	1,640	1,640
Additional paid-in capital	375,207	375,207
Accumulated deficit	(442,217)	(434,547)

Total stockholders' deficit	(65,370)	(57,700)

Total liabilities and stockholders' defictit	$4,844	$5,407

The accompanying notes are an integral part of these unaudited financial statements

ASSURE DATA, INC.
STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$45,916	$17,974	$128,724	$125,154
Cost of revenues	13,942	10,912	35,178	26,747

Gross profit	31,974	7,062	93,546	98,407

Operating expenses:
General and administrative	37,575	30,708	101,216	99,497

Total operating expenses	37,575	30,708	101,216	99,497

Net(loss)	$(5,601)	(23,646)	$(7,670)	$(1,090)

Basic and diluted (loss) per share	$(0.00)	$(0.01)	(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	1,640,000	1,640,000	1,640,000	1,640,000

The accompanying notes are an integral part of these unaudited financial statements

ASSURE DATA, INC.
STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(7,670)	$(1,090)
Adjustments to reconcile net (loss) to
net cash used in operating
activities:

Changes in assets and liabilities:
Accounts receivable	2,038	(4,366)
Accounts payable and accrued expenses	(4,893)	(23,933)
Deferred revenue	--	(56)

Net cash used in operating activities	(10,525)	(29,445)

Cash flows from financing activities:
Proceeds from notes payable to related party	12,000	41,000

Net cash provided by
Financing activities	12,000	41,000

Net increase in cash	1,475	11,555

Cash at beginning of period	3,369	(796)

Cash at end of period	$4,844	$10,759

The accompanying notes are an integral part of these unaudited financial statements

ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

ORGANIZATION

Assure Data, Inc. (the "Company") is a Nevada Corporation which was formed in November 2002 and commenced operations in April 2003. The Company provides fully automated remote data backup services for small to medium sized businesses.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-Q. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2008, included in the Annual Report filed on Form l0-K for the year then ended.

In the opinion of the management of Assure Data, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2009, and the results of operations and cash flows for the nine-month period ending September 30, 2009 have been included. The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-K as filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

The revenues from set-up fees and monthly fees are recognized based on the Company's determination that the criteria provided in SEC Staff Accounting Guidance - Revenue Recognition have been met. These criteria include that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company determines that these criteria have been met by entering into written contracts with its customers that specifically state the fees for set-up and monthly services. Set-up fees are invoiced after the actual set-up has been performed. Monthly fees are invoiced based on the actual usage during a particular month. However, if the set-up fees have not been paid, monthly service would not be initiated. If the monthly service fees were not paid, the monthly service would be discontinued.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2009, the Company does not believe that any impairment has occurred.

INCOME TAXES

Income taxes are accounted for in accordance with the Guidance for Accounting for Income Taxes. The guidance requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, the guidance requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about Fair Value of Financial Instruments’ requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

EARNINGS (LOSS) PER COMMON SHARE

The Company reports loss per common share in accordance with the guidance for “Earnings per Share”. We have no common stock equivalents as of September 30, 2009.

STOCK BASED COMPENSATION

The Company adopted the guidance for “Share Based Payments.” The guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying the guidance had no impact on the Company’s financial statements for the nine months ended September 30, 2009.

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009 an officer of the company loaned the company an additional $12,000. The note is non interest bearing and is due on demand.

SALE OF COMMON STOCK

No sale of common stock took place during the nine months ended September 30, 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments.  The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods.  The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of this guidance had no impact on our financial statements as of September 30, 2009, other than the additional disclosure.

The FASB issued guidance in the Subsequent Events Topic of the Codification in May 2009.  The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  The adoption of this guidance had no impact on our financial statements as of September 30, 2009, other than the additional disclosure.

In June 2009, the FASB issued guidance which will amend the Consolidation Topic of the Codification.  The guidance addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept and responds to concerns over the transparency of enterprises’ involvement with variable interest entities (VIEs).  The guidance is effective beginning on January 1, 2010.  We do not expect the adoption of this guidance to have an impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 is effective for us for the reporting period ending December 31, 2009.  We do not expect the adoption of ASU 2009-05 to have an impact on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

SUBSEQUENT EVENTS

On October 30, 2009, the Company and Terry Harris and Timothy Barham executed Subscription Agreements pursuant to which the Sale shall be effected and Terry Harris and Timothy Barham will each be entitled to receive 6,680,000 shares of Common Stock in exchange for cash of $110,000 each. As a result of the Sale, the Terry Harris will own approximately 44.5% of the then outstanding Common Stock of the Company and Timothy Barham will own approximately 44.5% of the then outstanding Common Stock of the Company. Upon the completion of the Sale the Company’s existing directors, Robert Lisle and Max Kipness will resign as directors and appoint Terry Harris and Timothy Barham as new directors of the Company.

All current officers of the Company will resign upon completion of the Exchange, and the new Board will appoint new officers of the Company. In connection with the change of control, new management has signified its intention to cause the Company to explore the acquisition of one or more additional businesses, and may determine to dispose of the Company’s existing data storage business. Following the Closing, the Company will take all corporate actions and make all regulatory filings to change its name to Frontier Beverage, Inc. After the completion of the transactions, the following persons will be the directors and officers of the company.

After completion of the transactions, the following persons will be the directors and officers of the Company:

Names:	Ages	Titles

Terry Harris	38	President, Treasurer and Director

Timothy Barham	42	Vice President, Secretary and Director

Item 2 Management’s Discussion and Analysis and Plan of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-K.

When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-Q. The provision of Section 27A of the Securities Act of 1933 and Section 21 of the Securities and Exchange Act of 1934 shall apply to any forward looking information in this Form 10-Q.

General

Assure Data began operations in 2003 offering data backup services. We obtained $100,000 of initial funding from a private placement in mid-2003. In September of 2005 the Company completed a public offering in which 600,000 shares of common stock were sold resulting in proceeds of $300,000 before offering costs were paid. In March of 2006 we completed a private placement of 40,000 shares resulting in proceeds of $20,000 before offering costs. The following is a summary of our financial results and condition for the nine months ended September 30, 2009 and 2008.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, revenues increased from $125,154 to $128,724, an increase of $3,570. The changes in revenues were due to an increase in the overall billings for services requested by our customers. For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, cost of revenues increased from $26,747 to $35,178 an increase, of $8,431. The cost of revenue increase was due to an increase in 3rd party contract expenses. For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, gross profit decreased from $98,407 to $93,546, a decrease of $4,861. This decrease was due to an increase in cost of revenues. The overall economy downturn has caused our customer base to reduce the overall amount of services. For the nine months ended September 30, 2009 compared to the nine months ended September 31, 2008, general and administrative expenses increased from $99,497 to $101,216. Selling, general and administrative remained constant due to the accounting fees, legal fees and payroll expense remaining the same.

We estimate the continuing costs of being a public company to be $35,000 during 2009. These costs are being paid from revenues generated by services to customers and loans from an officer of the company. For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, total operating expenses increased from $99,497 to $101,216. The operating expenses remained basically constant due to no change in payroll, accounting or legal expenses. Service charges are not a constant set fee for most customers. Costs for bandwidth, other internet related fees, and marketing costs are not fixed. Both revenue and associated costs change each month. For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, the net loss increased from a loss of $1,090 to a loss of $7,670, due to the increase in cost of sales.

Comparisons

Comparison of the nine months ended September 30, 2009 and 2008:

Revenues increased $3,570 for the nine months ended September 30, 2009 from $125,154 to $128,724. This increase is attributed to a increase in the monthly billings for backup services, and the overall billings for additional services requested by our customers.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, cost of revenues increased from $26,747 to $35,178 an increase of $8,431. The cost of revenue increase was due to an increase in 3rd party contract expenses.

Gross profit decreased to $93,546 for the nine months ended September 30, 2009 from $98,407 for the comparable 2008 period. This decrease of $4,861 was due primarily an increase in cost of revenue as explained above.

Operating expenses increased from $99,497 for the nine months ended September 30, 2008 to $101,216 for the nine months ended September 30, 2009. The operating expenses remain basically constant except for changes in 3RD party contract expenses.

Comparison of the three months ended September 30, 2009 and 2008:

Revenues increased $27,942 for the three months ended September 30, 2009 from $17,974 to $45,916. This increase is attributed to an increase in the monthly billings for backup services, and the overall billings for additional services requested by our customers.

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008, cost of revenues increased from $10,912 to $13,942 an increase of $3,030. The cost of revenue increase was due to an increase in 3rd party contract expenses.

Gross profit increased to $31,974 for the three months ended September 30, 2009 from $7,062 for the comparable 2008 period. This increase of $24,912 was due primarily due to an increase in revenue related to our customer base requesting more services.

Operating expenses increased from $30,708 for the three months ended September 30, 2008 to $37,575 for the three months ended September 30, 2009. The operating expenses increase was primarily due to additional 3rd party expenses.

Liquidity

As of September 30, 2009, the Company’s cash position was $4,844. All of our cash needs have been met from the results of our limited operations, proceeds from notes payable and the sale of our equity securities. Our cash flow statement and statement of operations are essentially the same.

Cash used in operating activities during the nine month period ended September 30, 2009 was $10,525, as compared to $29,445 for the nine month period ended September 30, 2008, a decrease of $18,920. This decrease is due to a decrease in accrued expenses and accounts payable. Cash provided by financing activities was $12,000 for the nine month period ended September 30, 2009, as compared to cash provided by financing activities of $41,000 for the nine month period ended September 30, 2008, a decrease of $29,000. This decrease was due to an officer of the company lending the company $29,000 in 2008 versus $12,000 for the nine months ended September 30, 2009.

Since 2007, the Company has been a small reporting company, posting modest sales and profits. In mid-2009, the directors determined that opportunities for additional sales and potential growth were not sufficient to continue to incur the expense of being a public company, and that the Company should seek additional investors who would search for new businesses offering the prospect for faster growth. On October 30, 2009, following a period of negotiations, the Company entered into two Subscription Agreements with Terry Harris and Timothy Barham.

On October 30, 2009, the Company and Terry Harris and Timothy Barham executed Subscription Agreements pursuant to which the Sale shall be effected and Terry Harris and Timothy Barham will each be entitled to receive 6,680,000 shares of Common Stock in exchange for cash of $110,000 each. As a result of the Sale, the Terry Harris will own approximately 44.5% of the then outstanding Common Stock of the Company and Timothy Barham will own approximately 44.5% of the then outstanding Common Stock of the Company. Upon the completion of the Sale the Company’s existing directors, Robert Lisle and Max Kipness will resign as directors and appoint Terry Harris and Timothy Barham as new directors of the Company.
All current officers of the Company will resign upon completion of the Exchange, and the new Board will appoint new officers of the Company. In connection with the change of control, new management has signified its intention to cause the Company to explore the acquisition of one or more additional businesses, and may determine to dispose of the Company’s existing data storage business. Following the Closing, the Company will take all corporate actions and make all regulatory filings to change its name to Frontier Beverage, Inc. After the completion of the transactions, the following persons will be the directors and officers of the company.

After completion of the transactions, the following persons will be the directors and officers of the Company:

Names:	Ages	Titles

Terry Harris	38	President, Treasurer and Director

Timothy Barham	42	Vice President, Secretary and Director

We have no indebtedness or other continuing financial commitments.

Item 4T Controls and Procedures

Assure Data’s principal executive officer is responsible for maintaining the effectiveness of the registrant’s disclosure controls and procedures (as defined in 240.13a-14(c) and 240.15d-14(c)). Based on their evaluation of these controls and procedures as of September 30, 2009 these controls are effective.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its assessment, the company’s management has concluded that their internal controls over financials reporting may not be effective due to the lack or segregation of duties due to the small size of the company and the limited financial resources. To remedy the matter, the Company plans to use an outside accountant to review their procedures.

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

Date: November 12, 2009

ASSURE DATA, INC.

By: /s/ Robert Lisle
Robert Lisle, President