Form 10-K
period 2009-12-31
Frontier Beverage Company, Inc
filed 2010-04-13
CIK 1311735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-52297

FRONTIER BEVERAGE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1837 Harbor Avenue, Post Office Box 13098, Memphis, Tennessee	38113
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (877) 233-7359

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 16, 2010 is $1,066,000 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2010 was 15,000,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “Frontier,” or the “Company” refers to Frontier Beverage Company, Inc. f/k/a Assure Data, Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors include, among others: (i) the completion of our website, (ii) our ability to obtain raw materials for our product at competitive prices, (iii) our ability to execute contracts with beverage manufacturers and distributors, (iv) our ability to attract consumers who want to purchase our product, and (iv) our ability to compete within the New Age/Alternative Beverage industry. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assume certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this Report. This discussion should not be construed to imply that the results discussed in this Report will necessarily continue into the future or that any conclusion reached in this Report will necessarily be indicative of actual operating results in the future. The discussion represents only the best assessment of management.

PART I

ITEM 1.	BUSINESS

Development of the Company

The Company was incorporated under the laws of Nevada on November 18, 2002 under the name Assure Data, Inc. after which it commenced operations as a comprehensive automated data backup and retrieval company for small and medium-sized businesses.

On June 4, 2008, with the approval of the Company’s Board of Directors and a majority of its shareholders, the Company filed a Certificate to Accompany Restated Articles and a Certificate of Amendment along with its Amended and Restated Articles of Incorporation (the “Amendment”). The Amendment pertained to a change in the Company’s capital structure. Prior to the Amendment, the Company was authorized to issue 100,000,000 shares of one class of stock, common stock, $0.001 par value per share (“Common Stock”). The Amendment authorized the Company to issue two classes of stock; 100,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

On November 12, 2009, the Company closed two Subscription Agreement transactions with Terry Harris and Timothy Barham, under which each of them acquired 6,680,000 newly issued shares of restricted Common Stock from the Company for a purchase price of $110,000 each, which was paid in cash. As a result of the transactions, Terry Harris and Timothy Barham each became the owner of approximately 44.5% of the then outstanding shares of Common Stock of the Company. These issuances resulted in a change of control of the Company. At the closing, the existing officers and directors of the Company, Robert Lisle and Max Kipness, acted to nominate Messrs. Harris and Barham to the Board of Directors and then resigned. As a result of the transaction, Terry Harris became President, Treasurer and a director of the Company and Timothy Barham became Vice President, Secretary and a director of the Company.

Subsequent to the change in control described above, the Company entered into a Settlement Agreement on November 13, 2009 (the “Settlement Agreement”) with its former President, Treasurer and director, Robert Lisle, pursuant to which the Company transferred to Mr. Lisle all assets and properties used by the Company in its data storage business, including cash, accounts receivable, intellectual property rights, computers and data storage devices, and use of the name “Assure Data” in exchange for the cancellation of debt of $59,961 owed by the Company to Mr. Lisle.

Subsequent to the closing of the Settlement Agreement and change of control, the Board of Directors decided to change the principal operations of the Company and move its corporate address to 1837 Harbor Avenue, Memphis, Tennessee 38113. The Company has since abandoned its prior data storage business operations and is now focused exclusively on the development and distribution of New Age/Alternative Beverages, and will initially focus specifically on development and distribution of relaxation beverages. The descriptive term “New Age/Alternative Beverages” describes products that include energy drink/infused water, fruit juices and drinks, dairy and dairy substitutes, and bottled/canned teas.

On February 4, 2009, the Company changed its name to Frontier Beverage Company, Inc. The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “FBEC.”

On March 1, 2010, the Company entered into a Purchase Agreement (the “Agreement”) with Innovative Beverage Group Holdings, Inc., a Nevada corporation (“Innovative”) and a Trademark Assignment for the purchase of the intellectual property rights of a beverage created and developed by Innovative known as “Unwind.” See further information disclosed at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Events.”

We intend to initially develop, market, sell and distribute relaxation beverages. We launched our first proprietary beverage in early 2010 and we intend to develop additional proprietary beverage products in various categories to provide consumers with an array of fresh and unique concepts in the New Age/Alternative Beverages category.

Overview of Business

Frontier Beverage Company, Inc. is in the business of development, marketing and distribution of New Age/Alternative Beverages. “New Age/Alternative Beverages” is an industry categorization for a group of products that include energy drinks/infused water, fruit juices and drinks, dairy and dairy substitutes, and bottled/canned teas. Our goal is to supply the highest quality New Age/Alternative Beverages at the most economical cost to the retail market and directly to consumers through our website, www.frontierbeverage.com.

Products

On March 1, 2010, we acquired certain intellectual property rights for a proprietary relaxation beverage created and developed by Innovative Beverage Group Holdings, Inc. known as UnWind Ultimate Relaxation™ (“UnWind™”). UnWind™ is a light beverage designed to relax the consumer’s mind and body without the negative hang-over and side effects of alcohol and other substances. The Company views UnWind™ as the polar opposite of mainstream energy drinks. Whereas energy drinks generally give the consumer a short burst of energy, UnWind™ by contrast, contains ingredients believed to calm and relax consumers.

Our proprietary and unique UnWind™ formulation uses natural ingredients generally known for their calming properties. The main ingredients of melatonin, rose hips, valerian root, and passion flower are combined with the powerful antioxidants of Goji and Acai. Most of the principle ingredients of UnWind™ are generally regarded as safe (GRAS) by the Food and Drug Administration (FDA), meaning that contents in UnWind™ are generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use. However, some of the ingredients are considered dietary ingredients and have not been evaluated by the FDA for safety, effectiveness, or purity. As a product that contains dietary ingredients, UnWind™ is considered a dietary supplement as defined by the Dietary Supplement Health and Education Act (DSHEA) of 1994. We believe UnWind™ is a beverage suitable for all adults participating in any lifestyle, even including health conscious individuals.

We currently market, sell and maintain inventory of UnWind™ in a citrus orange flavor, packaged in cases of 24 bright orange and silver-colored 16-ounce cans. Once our current inventory of 16-ounce citrus orange flavored UnWind™ inventory is exhausted, we plan to discontinue such packaging in favor of unique 12-ounce slim cans for future products, which will include two additional flavors: Goji Grape and Palm Berry.

We have also developed point-of-sale promotional materials and plan to produce branded apparel items for marketing purposes. We believe that our labeling, marketing, and promotional materials will be important elements to creating and increasing awareness of our brand among distributors, retailers and consumers. Our current point-of-sale line includes posters, statics, info cards, posters, 3-D statics, suction racks, and suction stickers. All of our promotional materials relate to our UnWind™ brand and display a variety of our slogans.

New Product Development

In addition to the new Goji Grape and Palm Berry flavors of UnWind™, we are currently developing a new product line that we plan to market as UnWind™ Shotz, which will be a concentrated version of the canned beverage. UnWind™ Shotz are expected to be packaged in two-ounce containers and sold in cases of 24.

Distribution

We currently sell our products to one primary distributor and to the general public through our website. Ledbetter Packing Company (“Ledbetter”), our sole current distributor, purchases UnWind™ directly from us and resells our product primarily to independent retail stores throughout western Tennessee. Terry Harris, our President, Treasurer and a Director of the Company, is also a principal shareholder and vice president of Empire Foods, Inc., the parent of Ledbetter. Though Ledbetter currently serves as our only retail distributor, we plan to expand our distribution channels to include additional distributors who can supply our products to chain retail and grocery stores throughout the country. We also plan to use our own sales group and independent sales representatives to promote our products for our distributors.

Our website sales are fulfilled directly by Express Mail Depot, LLC (“Express Mail”), a third party fulfillment company located in Jackson, Tennessee. Express Mail obtains orders placed through our website and purchases products directly from us to fill such orders. Though orders are placed through our website and provided to Express Mail, we have no contractual arrangement with Express Mail.

Overview of Industry

“New Age/Alternative Beverages” is an industry categorization for a group of beverage products that include energy drinks/infused water, fruit juices and drinks, dairy and dairy substitutes, energy drinks, sport drinks, and bottled/canned teas. In its annual beverage market survey for calendar year 2009, The Beverage World Publications Group (“Beverage World”), a global company that provides business intelligence to beverage producers, distributors, and marketers (www.beverageworld.com), estimated that the New Age/Alternative Beverage market had sold approximately 365.9 million gallons, representing a 1.2% share of the overall beverage market.

Competition and Buying Trends

The beverage industry is highly competitive. Competition in the New Age/Alternative Beverage category exists for price, packaging, flavors, consumer acceptance of products, shelf space, and new product development. In order to compete effectively in the beverage industry, we believe that we must create a product that stands out from the competition through taste, visual appearance, price, and product quality. We believe that one of our strengths is our product quality and that we will face competition from companies who focus on price as opposed to quality. We will attempt to maintain a competitive edge through product quality and the secret art of blending ingredients to create a relaxation beverage. We believe we will be able to stand out from our competitors by using the tested blends of different antioxidants and natural ingredients to develop compelling final products.

Our products are expected to compete with a wide variety of New Age/Alternative Beverages produced by companies that have substantially greater financial, marketing and distribution resources than us. Competition in the New Age/Alternative Beverage industry could have a material adverse effect on our products and business results if we are unable to gain the market share for our products required for us to become profitable.

Our products also compete with all other liquid refreshments, including those produced by large internationally known companies, many of which have greater financial and marketing resources than us.

Manufacturing, Ingredients and Packaging

Manufacturing

We do not manufacture our own products, but rely on third-party contract packers (“Co-packers”) to produce and package our products upon order on an “as needed” basis. We have utilized the services of Chism Hardy Enterprises, LLC (known as “Hardy Bottling Company”), located in Memphis, Tennessee, as our primary Co-packer for our products since we began production of UnWind™. However, we have no long term agreement in place for the services of Hardy Bottling Company and intend to evaluate and potentially make arrangements with additional Co-packers to manufacture our products. We currently maintain our entire inventory at Hardy Bottling Company facilities, where it is stored until such time as it is sold to our distributor or needed by us to satisfy website sales or uses for marketing purposes.

Ingredients

We make arrangements on an “as needed” basis to acquire most of the ingredients for UnWind™ from one supplier, a flavor house located in California. However, we have no long term agreement in place with our current flavor house or any other supplier to fulfil our long term needs for UnWind™ ingredients. We plan to evaluate and potentially make arrangements with additional suppliers for our ingredients to the extent practicable in order to minimize our reliance on our current supplier.

Packaging

We have utilized Ball Corporation, located in Broomfield, Colorado, to produce can packaging for our inventory of UnWind™ product since we began production through Hardy Bottling Company. We also intend to acquire 12-ounce slim can packaging from Rexam, PLC for future product. We order packaging on an “as needed” basis, have no long term arrangement for supply of can packaging with Ball Corporation or Rexam, and intend to evaluate current and additional potential suppliers for our packaging on an ongoing basis.

Governmental Regulations

The production and marketing of our licensed and proprietary beverages are subject to the rules and regulations of various federal, state and local health agencies, including in particular the U.S. Food and Drug Administration (“FDA”). The FDA also regulates labeling of our products. We have no regulatory notifications or actions pending at this time.

The production, distribution and sale of our products in the United States is subject to various federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products.

Compliance with applicable federal and state regulations is crucial to the Company’s success. Although we believe that we are in compliance with applicable regulations, should the FDA or any state in which we operate amend its guidelines or impose more stringent interpretations of current laws or regulations, we may not be able to comply with these new guidelines. Such regulations could require the reformulation of certain products to meet new standards, market withdrawal or discontinuation of certain products we are unable to reformulate, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation. Failure to comply with applicable requirements could result in sanctions being imposed on the Company or the manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

Compliance with Environmental Laws

We currently outsource the production and distribution of our products and do not own or operate our own manufacturing facilities. As such, we do not believe that we are subject to any federal, state and local environmental laws and regulations which would have a material adverse effect upon our capital expenditures, net income or competitive position. We have not expended any capital resources on compliance with federal, state or local environmental laws since entering the New Age/Alternative Beverage industry.

Our Website

The Company maintains a website located at www.frontierbeverage.com. Our website provides information regarding the Company and our products and is intended to facilitate the sale of our products and promotional items to the general public. We currently provide Mail Express with order information received through our website and allow Mail Express to purchase product directly from us to fulfill such orders.

Our marketing strategy is designed to develop awareness about our website and to drive consumers to it to find out more information regarding the products that we offer. We intend to make submissions to various search engines to ensure that when a prospective customer types in “relaxation beverage” or another key word, our website is high on the list of search results.

Intellectual Property

On March 1, 2010, the Company entered into a Purchase Agreement with Innovative Beverage Group Holdings, Inc., a Nevada corporation, for the purchase of the intellectual property rights for UnWind™, which was created and developed by Innovative. In conjunction with the Purchase Agreement, the parties executed a Trademark Assignment which was filed with the United States Patent and Trademark Office (the “USPTO”) assigning us rights to trademarks for “Unwind Extreme Relaxation” and “Unwind.” Under the terms of the Purchase Agreement, we purchased (i) all rights to the UnWind™ flavor, including all rights to the proprietary formula used to manufacture UnWind™, (ii) the UnWind™ name and trademark, and all other trademarks, service marks, copyrights, patents and other intellectual property associated therewith, and (iii) all documentation used in and/or necessary for the manufacture and marketing of the UnWind™ beverage, including but not limited to manufacturing instructions, ingredient lists, and marketing literature or similar material created for UnWind™ (the “Purchased Property”). As consideration for the Purchased Property, we agreed to pay Innovative or its assigns: (i) sixty cents ($0.60) for every twenty-four (24) cans or bottles (or such other beverage container in which Frontier chooses to sell the UnWind™ product) of the UnWind™ flavor brand, and (ii) twelve cents ($0.12) per 12-pack box of any additional delivery system of the UnWind™ flavor brand (and/or any beverages developed using any of the intellectual property rights included in the Purchased Property) that the Company sells during each fiscal quarter (the “Royalty Payments”).

The Company’s obligation to pay the Royalty Payments to Innovative is perpetual. The Company is obligated to provide a detailed breakdown of product sold during each quarter with Royalty Payments due and payable within thirty (30) days of the end of each fiscal quarter. In the event that UnWind™ is sold to a third party, the Company’s obligation to make Royalty Payments shall cease. Royalty Payments will not be paid to Innovative on samples or slotting product or product used in lieu of money.

Under terms of the Purchase Agreement, the Company has the right to sell, transfer or convey the Purchased Property to a third-party purchaser (a “Future Sale”). Upon such a Future Sale, the Company is obligated to pay Innovative three and one-half percent (3.5%) of the sales price it receives from such sale of the Purchased Property and/or the sale of any right thereof. Such payment will be due and payable to Innovative within ten (10) days of the closing of any such Future Sale. If the consideration that the Company agrees to receive through a proposed Future Sale involves anything but a lump sum payment of cash, then the Company must allocate three and one-half percent (3.5%) of any consideration received directly to Innovative. Upon completion of a Future Sale transaction, the Company’s obligations to Innovative will cease.

We also have rights to applications for registration of trademarks for “Unwind Ultimate Relaxation,” “Relaxation Station,” “Relaxing You Not Crashing You,” and “Tired of Being Wired.”

Research and Development

During 2008 and 2009, the Company dedicated no funds to research and development. However, in light of our change in operational focus, we anticipate that we will allocate substantial funds, to the extent available, for future research and development of New Age/Alternative Beverage products.

Employees

We currently employ two (2) full-time employees, and from time to time we also use independent contractors on an as-needed basis for our operations.

Additional Information

Our Internet website is located at http://www.frontierbeverage.com. Reference to our Internet website herein does not constitute incorporation by reference in this annual report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this annual report.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a current report on Form 8-K. The public may read and copy any materials that we file with the SEC at the Public Reference Room at the SEC located at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED OR REFERRED TO IN THIS REPORT, BEFORE PURCHASING SHARES OF OUR COMMON STOCK. THERE ARE NUMEROUS AND VARIED RISKS, KNOWN AND UNKNOWN, THAT MAY PREVENT US FROM ACHIEVING OUR GOALS. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE WILL FACE. IF ANY OF THESE RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATION MAY BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND INVESTORS IN OUR COMMON STOCK COULD LOSE ALL OR PART OF THEIR INVESTMENT.

Risks Related to our Business and Our Industry

We have a limited history of operations in the Company’s current business and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We began operating as a beverage development, marketing and distribution company in November 2009, and therefore have a limited operating history in our current line of business. Through December 31, 2009, our net loss from operations in the beverage business was approximately $78,500. We believe our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

•	Continued development and completion of our website;

•	Our ability to obtain raw materials for our products at competitive prices;

•	Our ability to execute contracts with beverage manufacturers and distributors;

•	Our ability to attract consumers who want to purchase our product; and

•	Our ability to successfully compete within the New Age/Alternative Beverage industry.

Based upon current plans, we expect to incur operating losses in future periods because we expect to incur expenses which will exceed revenues for an unknown period of time. We can provide no assurance that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate sufficient revenues may force us to go out of business and you could lose your entire investment. Our financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we are unable to continue planned business operations. Notwithstanding the foregoing, our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. Also, our existing and anticipated working capital needs and the development of a new business plan will all affect our ability to continue as a going concern.

If our products do not gain market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our products, including, among others, the perception by consumers of the effectiveness of our products, our ability to fund our sales and marketing efforts, and the effectiveness of our sales and marketing efforts. If our products do not gain acceptance by consumers, we may not be able to fund future operations, including the development of new products, and/or our sales and marketing efforts for our current products, which inability would have a material adverse effect on our business, financial condition and operating results.

We will rely on Co-packers, distributors and suppliers to manufacture and distribute our products. If we are unable to attract contract Co-packers, distributors and suppliers or are unable to maintain good relationships with them, our business could suffer.

We do not directly manufacture or distribute our products, but instead outsource manufacturing and distribution to Co-packers and third-party distributors. Our success will depend upon our ability to utilize Co-packers for the manufacture, obtain quality ingredients from our supplier(s) and attract distributors for the purchase and distribution of our beverage products. If we are unsuccessful in our efforts to make arrangements with Co-packers to manufacture our products in required quantities on adequate terms or are unable to attract distributors to purchase and distribute our product, we will not be able to manufacture or distribute our product as planned and our financial condition will be harmed. To date we utilize only one primary Co-packer, one primary supplier and one primary distributor. We have no long term agreements with our current Co-packer, supplier or distributor for manufacture, supply of ingredients, or the distribution of our products. If we are unable to procure a sufficient supply of the necessary ingredients, we will not be able to manufacture or distribute our products. In the event of a disruption or delay in manufacturing, we may be unable to procure alternative Co-packing facilities at reasonable rates or within a reasonable period of time. A disruption or delay in production of our product could significantly affect our revenues. Even if we obtain a sufficient number of contract Co-packers and distributors, there is no guarantee that we will generate a profit. If we cannot generate a profit, we may have to suspend, curtail or cease operations.

Any failure to adequately establish a distributor sales force will impede our growth.

We expect to be substantially dependent on a distributor sales force to attract new consumers of our product. We are currently in the process of establishing our distributor network and believe that there may be significant competition for qualified, productive distributors who have the skills and technical knowledge necessary to promote and sell our product. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in establishing our distributor network. If we are unable to develop an efficient distributor network, it will make the Company’s growth more difficult and our business could suffer.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not accurately estimate demand for our products. Our ability to estimate the overall demand for our products is imprecise and may be less precise in certain markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or materials to produce and package our products, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, supplements and sweeteners have been and could, from time to time in the future, be experienced. Such shortages could interfere with and/or delay production of our products and could have a material adverse effect on our business and financial results.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or if our retailers’ inventory levels are too high, our operating results will be adversely affected.

If we do not accurately anticipate the future demand for our product or the time it will take to obtain new inventory, our inventory levels may not be appropriate and our results of operations may be negatively impacted. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, our shipping costs may increase and/or sales opportunities may be delayed or lost. In order to be able to deliver our products in a timely manner, we need to maintain adequate inventory levels of our products. If the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.

We have aquired and intend to maintain rights to trademarks and copyrights that are important to our business. We regard our trademarks, copyrights, and similar intellectual property as critical to our success and attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. Product packages, mechanical designs and artwork are important to our success and we plan to take action to protect against imitation of our packaging and trade dress and to protect our trademarks and copyrights as necessary. However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

The departure of Terry Harris or Timothy Barham could compromise our ability to execute our strategic plan.

Our success largely depends on the skills, experience and efforts of our key personnel, in particular, Terry Harris, our President and Treasurer, and Timothy Barham, our Vice President and Secretary. Messrs. Harris and Barham collectively constitute our entire Board of Directors and they are currently our only employees. The loss of either of Mr. Harris or Mr. Barham would jeopardize our ability to execute our strategic plan and materially harm our business. We do not currently maintain a key person life insurance policy on Mr. Harris or Mr. Barham.

We will need to recruit and retain additional qualified personnel to successfully grow our business.

Our future success will depend in part on our ability to attract and retain qualified operations, quality control, and marketing personnel necessary to conduct planned operations. Inability to attract and retain such personnel could adversely affect the growth of our business. We expect to face competition in the recruitment of qualified personnel, and we can provide no assurance that we will be able to attract or retain such personnel.

Changes in consumer preferences may reduce demand for our products.

Consumers are seeking a greater variety in their beverages. Our future success will depend upon our ability to develop and introduce different and innovative beverages. In order to develop our market share, the impact of our products must address a consumer need and then meet that need in the areas of quality and derived relaxation benefits. There can be no assurance of our ability to meet that need and there is no assurance that consumers will purchase our products. Additionally, our products are considered premium products and to maintain market share during recessionary periods we may have to reduce profit margins which would adversely affect our results of operations. Product lifecycles for some beverage brands and products may be limited to a few years before consumers’ preferences change. There can be no assurance that our beverage products will become or remain profitable for us. The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences. We may be unable to achieve volume growth through product and packaging initiatives. We also may be unable to penetrate new markets. If we are unable to address any or all of these issues, it may affect our ability to produce revenues and our business, financial condition and results of operations will be adversely affected.

Increased competition could hurt our business.

The beverage industry is highly competitive. Competition in the New Age/Alternative Beverage category exists for price, packaging, flavors, consumer acceptance of products, shelf space, and new product development. In order to compete effectively in the beverage industry, we believe that we must create a product that stands out from the competition through taste, visual appearance, price, and product quality. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products.

If we are unable to develop and establish brand image or product quality, or if we encounter product recalls, our business may suffer.

Our success depends on our ability to develop and establish brand image for our products. We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image or consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. We may be required from time to time to recall products entirely or from specific Co-packers, markets or batches. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance. While we do not expect to have any credible product liability litigation, there is no assurance that we will not experience such litigation in the future. In the event we do experience product liability claims or a product recall, our financial condition and business operations could be materially adversely effected.

Growth of internal operations and business may strain our financial resources.

We intend to significantly expand the scope of our operating and financial systems in order to build and expand our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•	The need for continued development of our financial and information management systems;

•	The need to manage strategic relationships and agreements with manufacturers, suppliers and distributors; and

•	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

We cannot give you any assurance that we will adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.

Failure to manage growth effectively could prevent us from achieving our goals.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management and other personnel. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments. Our inability to successfully manage growth could materially adversely affect our business.

Current global economic conditions may adversely affect our industry, business and result of operations.

The recent disruptions in the current global credit and financial markets has included diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, manufacturers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

We will need additional capital to pursue our business plan and conduct our operations and our ability to obtain the necessary funding is uncertain.

We will require significant additional capital resources, including equity and/or debt financings in order to develop our products and continue operations. We expect our expenditures to outpace our revenues throughout 2010 due to, among other things, our anticipated needs to hire additional employees and lease additional office space, as well as our research and development needs, marketing and promotional costs, production and distribution costs, and the costs of being a public company. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us on favorable terms in the future. If we raise such additional capital our existing shareholders will likely experience dilution, which could be significant.

Significant changes in government regulation may hinder sales.

The production, distribution and sale of our products in the United States is subject to various federal and state regulations, including, but not limited to: the Federal Food, Drug and Cosmetic Act, the Dietary

Supplement Health and Education Act of 1994, the Occupational Safety and Health Act, various environmental statutes, and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of or pertaining to our products. New statutes and regulations may also be instituted in the future. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may be recalled, need to be reformulated, or have the packaging changed which may adversely affecting our financial condition and operations. We are also unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products.

Compliance with changing regulations regarding corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and OTC Bulletin Board rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, the price of our Common Stock could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. As our Company grows we intend to continue to assess the effectiveness of our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in the price of our Common Stock and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Potential changes in accounting practices and/or taxation may adversely affect our financial results.

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that could change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after tax income. Moreover, increases in indirect taxes could affect our products’ affordability and reduce our sales.

Risks Related to our Common Stock

FINRA sales practice requirements regarding “penny stocks” may limit a stockholder’s ability to buy and sell our Common Stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock thereby reducing a shareholder’s ability to resell shares of our Common Stock.

Our Common Stock is considered a “penny stock,” the sale of which will subject broker/dealers to additional sales practice requirements; as such, many broker/dealers may not want to make a market in our Common Stock which could affect shareholders’ ability to sell our Common Stock.

Our Common Stock is currently considered a “penny stock” subject to Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which imposes additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). Since our shares are covered by Section 15(g) of the Exchange Act, many broker/dealers may not want to make a market in our Common Stock or conduct any transactions in our shares. As such, a shareholder’s ability to dispose of our Common Stock may be adversely affected.

Securities analysts may not cover our Common Stock, which may have a negative impact on our market price.

The trading market for our Common Stock may depend on the research and reports that securities analysts publish about our Company or our business. We do not have any control over analysts who prepare such reports. There is no guarantee that securities analysts will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect the market price for our Common Stock. If we are covered by securities analysts who downgrade our Common Stock, the price would likely decline. If one or more of these analysts ceases to cover our Company or fails to regularly publish reports on our Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Because there is a limited public trading market for our Common Stock, shareholders may not be able to resell our stock.

There is currently a limited public trading market for our Common Stock and there is no assurance that a more active trading market will ever develop. As such, our shareholders may have to hold our Common Stock for an extended period of time before they are able to sell our shares, if at all.

Future sales by our shareholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our Common Stock in the public market could lower the market price of our Common Stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 15,000,000 shares of Common Stock outstanding at December 31, 2009, only 660,000 shares (or 4.4%) were considered freely tradable without restriction by shareholders who are not our affiliates. The remaining 14,340,000 shares of Common Stock were “restricted securities” with an aggregate of 13,360,000 shares held by our affiliates, all of which shares may only be resold in the public market if registered, pursuant to an exemption from registration, or pursuant to the applicable requirements of Rule 144.

Volatility of stock price may restrict sale opportunities.

The price of our Common Stock may be affected by a number of factors, including shareholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community, and other factors, many of which are beyond our control. There can be no assurance that the Company will achieve projected levels of product sales. As a result, the price of our Common Stock is subject to significant volatility and shareholders may not be able to sell our stock at attractive prices.

Our Board of Directors may issue and fix the terms of shares of our Preferred Stock without shareholder approval, which could adversely affect the voting power of holders of our Common Stock or any change in control of our Company.

Our Articles of Incorporation authorize the issuance of up to 100,000,000 shares of “blank check” preferred stock, $0.001 par value per share (the “Preferred Stock”), with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to designate shares of Preferred Stock in various series, and to issue shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of such issuances, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company.

Control by insiders may prevent changes in control even if such changes would be beneficial to other shareholders.

As of November 14, 2009, Mr. Harris and Mr. Barham, our directors and executive officers, were deemed to control 89% of our outstanding shares of Common Stock. Consequently, Mr. Harris and Mr. Barham could exercise control on matters submitted to a vote of our shareholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other holders of our Common Stock.

We do not expect to pay dividends and investors should not buy our Common Stock expecting to receive dividends.

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, our shareholders will only realize an economic gain on an investment in our Common Stock if the price appreciates. Since we do not pay dividends, and if we are not successful in establishing an orderly trading market for our Common Stock, shareholders may not have any manner to liquidate or receive any payment on their investment. Therefore our failure to pay dividends limits a shareholder’s return even if we are successful in our business operations.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We have financed our operations, and we expect to continue to finance our operations, effect acquisitions and develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing shareholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our Common Stock and in any event may have a dilutive impact on our existing shareholders’ ownership interest, which could cause the market price of our stock to decline.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of the bankruptcy laws.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized, nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On November 15, 2009, the Company relocated its principal offices to 1837 Harbor Avenue, Memphis, Tennessee 38113, in office space owned by Ledbetter Packing, which is currently our sole product distributor. Terry Harris, our President, Treasurer and a Director of the Company, has made arrangments with Ledbetter Packing for Frontier to utilize our principal office space at no charge. This arrangement can be terminated at any time by us or Ledbetter Packing. In addition to his positions with the Company, Mr. Harris is also a principal shareholder and vice president of Empire Foods, Inc., the parent of Ledbetter Packing. Management believes our current office space is adequate for the Company’s current operational needs. If needed, we believe suitable alternative office space could be obtained by us at reasonable rates.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or have a material interest adverse to us.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the Nasdaq OTC Bulletin Board under the symbol “FBEC.” The following table shows the high and low bid information for our Common Stock for each quarter ended during the last two fiscal years. This information has been obtained from the OTC Bulletin Board. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2009
Fourth Quarter	$1.20	$0.30
Third Quarter	$0.25	$0.00
Second Quarter	$0.20	$0.00
First Quarter	$0.60	$0.20

Fiscal Year 2008
Fourth Quarter	$1.02	$0.00
Third Quarter	$1.20	$0.00
Second Quarter	$1.20	$0.00
First Quarter	$1.20	$0.00

On March 30, 2010, the last sale price of our Common Stock reported by the OTC Bulletin Board was $0.65.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of March 16, 2010, we had 14 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of March 16, 2010, we had 15,000,000 shares of our Common Stock outstanding.

Dividends

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

On May 22, 2008, shareholders representing more than a majority of the Company outstanding shares voted to approve the Company’s 2008 Equity Incentive Plan (the “Plan”). The total number of shares of

Common Stock that may be subject to awards under the Plan will not exceed five million shares, subject to customary adjustments as provided in the Plan. The Plan is generally designed to meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), in order to preserve the Company’s ability to take compensation expense deductions in connection with the exercise of options granted and the vesting of performance-based restricted stock under the Plan. The Plan is to be administered by a committee comprised of not less than two individuals appointed by the Board of Directors, each of whom is (i) to the extent required by Rule 16b-3 and the Exchange Act, a “non-employee director,” and (ii) to the extent required by Code Section 162(m), an “outside director.” Until the Company has independent directors, the whole Board of Directors will make such rules and regulations and establish such procedures for the administration of the Plan as it deems advisable. For options issued under the plan, the exercise price may not be less than the fair market value of the stock on the date of grant of the option and the exercise period may not be longer than ten (10) years from the date of the option. To date, no stock awards or stock options have been issued under the Plan.

Recent Sales of Unregistered Securities

On November 12, 2009, the Company executed separate Subscription Agreements with Terry Harris and Timothy Barham, pursuant to which Messrs. Harris and Barham each purchased 6,680,000 shares of the Company’s Common Stock in exchange for cash in the amount of $110,000 each ($220,000 in aggregate proceeds). Upon issuance of the shares, each of Mr. Harris and Mr. Barham owned approximately 44.5% each (collectively approximately 89%) of the outstanding shares of Common Stock of the Company. Messrs. Harris and Barham were subsequently appointed as officers and directors of the Company.

The Common Stock sold to Messrs. Harris and Barham was issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. The Company believes that each of the recipients was an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in our Common Stock. Messrs. Harris and Barham had adequate access to information about the Company. None of the transactions described above involved general solicitation or advertising.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchasers of equity securities by the Company or affiliated purchasers during the year ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,”

“expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise any forward-looking statements whether because of new information, future events, or otherwise.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in “ITEM 1A – RISK FACTORS” herein as well as those discussed elsewhere in this Report, and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business.

Overview

The Company abandoned its prior data storage business operations in November 2009 and is now focused exclusively on the development, marketing and distribution of New Age/Alternative Beverages. The descriptive term “New Age/Alternative Beverages” describes products that include energy drinks/infused water, fruit juices and drinks, dairy and dairy substitutes, and bottled/canned teas. On February 4, 2009, the Company changed its name to Frontier Beverage Company, Inc.

We intend to initially focus on the development, marketing and distribution of relaxation beverages. In March 2010, we acquired certain intellectual property rights for a proprietary relaxation beverage known as UnWind™ which we currently market and sell. We also intend to develop additional proprietary beverage products in various categories to provide consumers with an array of fresh and unique concepts in the New Age/Alternative Beverage category.

Our mission is to supply the highest quality New Age/Alternative Beverages at the most economical cost to distributors servicing the retail industry and directly to consumers through our website. Our service-oriented approach integrates the elements of research, development, product quality assurance, packaging/distribution efficiency, and advanced management systems to generate higher profit margins for our retailers. Collaboration with our distributors and retailers carrying our product is expected to build long-term relationships and help us manage our carefully planned aggressive growth.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. At December 31, 2009, the Company has an accumulated deficit of $457,708, and for the years ended December 31, 2009 and 2008, incurred net losses $23,163 and $23,667, respectively. Management’s plans with regard to operations include the aggressive marketing of the Company’s new beverage products and obtaining additional funds through the issuance of securities or borrowings. Accordingly, management is of the opinion that aggressive marketing combined with additional funding will result in improved operations and cash flow in 2010 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

Transfers and Servicing – Accounting for Transfers of Financial Assets

In December 2009, the Financial Accounting Statements Board (“FASB”) issued guidance for Transfers and Servicing – Accounting for Transfers of Financial Assets (Topic 860). The amendments in this update are a result of incorporating the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”). The provisions of SFAS No. 166 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes SFAS No. 166 will have no impact on the financial statements of the Company once adopted.

Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force (“EITF”) on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (“Subtopic 470-20”). This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Subtopic 470-20 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Subtopic 470-20 will have no impact on the financial statements of the Company once adopted.

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance for Revenue Recognition – Multiple Deliverable Revenue Arrangements (“Subtopic 605-25”). This accounting standards update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic 605-25 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic 605-25. This Subtopic 605-25 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic 605-25 retrospectively from the beginning of the entity’s fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Subtopic 605-25 will have no impact on the financial statements of the Company once adopted.

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables. There were no accounts receivable at December 31, 2009, while four of the Company’s customers accounted for 100% of its net accounts receivable during 2008, which related to its former data storage business.

Customer Concentration Risk

The Company’s two largest customers accounted for 71% of its revenue during 2009. The Company’s largest customer accounted for 84% of its revenues during 2008. No other customers accounted for more than 5% of its revenues. These customers purchased services relating to the Company’s now defunct data storage business, and as such, the customer concentration will be inapplicable for future periods.

Revenue Recognition

The Company recognizes revenue when products are fully delivered and collection is reasonably assured.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company periodically deposits cash with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. At December 31, 2009, the Company did not have any accounts receivable.

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the Company’s historical experience, the Company’s estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer’s overall business condition. The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectability of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided. At both December 31, 2009 and 2008 the allowance for doubtful accounts was $0.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Liquidity and Capital Resources

The Company began its current New Age/Alternative Beverage operations in 2009, and we have not yet attained a level of sales revenue which would allow us to meet our current overhead. We do not contemplate attaining profitable operations prior to the fourth quarter of 2010, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue operations.

As of December 31, 2009, the Company’s cash balance was $0. Outstanding debt as of December 31, 2009 totaled $21,303, of which $18,961 is loans from related parties and $2,342 was accrued expenses. The Company’s working capital deficit as of December 31, 2009 was $139,139.

Since we began our New Age/Alternative Beverage operations, we have obtained financing for our operations through personal loans to the Company from HBB, LLC, a Tennessee limited liability company, beneficially owned and controlled by Terry Harris and Timothy Barham, both of whom are officers, directors and shareholders of Frontier. As of March 15, 2010, HBB, LLC has advanced loans in the aggregate amount of approximately $138,096.45 to the Company, all of which remain outstanding. The loans are to be repaid pursuant to the terms of a demand promissory note which bears interest at eight percent (8%) per annum. The Company will need to raise additional capital to expand operations to the point at which we can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current officers, directors or shareholders may need to contribute funds to sustain operations. However, there is no assurance that our officers, directors or shareholders will contribute necessary funding.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” “Description of Business” and elsewhere in this document. See “Cautionary Note Regarding Forward-Looking Statements.”

Results of Operations – Comparison of Years Ending December 31, 2009 and 2008

For the years ending December 31, 2009 and 2008, the Company’s revenue totaled $155,252 and $159,665 respectively, for which its respective costs of revenues totaled $35,178 and $36,392. These slight decreases are a result of the Company’s fourth quarter 2009 decision to change its business focus from data storage to the development, marketing and distribution of New Age/Alternative Beverages. For the year ending December 31, 2009, the Company had general and administrative costs totaling $202,778 compared to $146,940 for the same period in 2008, an increase of $55,838. This increase is a direct result of the costs associated with the Independent Consulting Agreement entered into with Halter Capital Corporation dated November 12, 2009, as further mentioned in the section entitled “Contractual Obligations and Material Agreements” below. As of December 31, 2009 and 2008 the Company owed Mr. Lisle, former officer of the Company, $0 and $47,961 respectively. On November 13, 2009, the Company transferred the assets and liabilities of its data storage business to Mr. Lisle in exchange for the cancellation of debt in the amount of $59,961 due to Mr. Lisle at the time of the transfer. The amount is recorded as Miscellaneous Income at December 31, 2009.

Recent Events

On January 15, 2010, the Company filed a Definitive Information Statement on Schedule 14C (the “Information Statement”) with the SEC and furnished a copy to the holders of shares of the Company’s Common Stock. The Company filed the Information Statement to inform its shareholders that on December 21, 2009, the Board of Directors of the Company unanimously adopted a resolution seeking shareholder approval to amend the Company’s Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) to change the Company’s name from Assure Data, Inc. to Frontier Beverage Company, Inc. (the “Amendment”), and on January 4, 2010, the Board of Directors of the Company unanimously adopted a resolution seeking shareholder ratification of the execution of the Settlement Agreement pursuant to which the assets and liabilities of the Company comprising the data storage division were conveyed to a prior affiliate of the Company (the “Transfer”). Thereafter, two shareholders of the Company, holding more than a majority of the issued and outstanding shares of Common Stock of the Company, adopted by written consent resolutions approving the Amendment on December 22, 2009, and ratifying the Transfer on January 4, 2010. Subsequently, the Company filed the Amendment with an effective date of February 4, 2010. The Company’s Common Stock currently trades on the OTC Bulletin Board under the symbol of “FBEC.”

On March 1, 2010, the Company entered into a Purchase Agreement with Innovative Beverage Group Holdings, Inc. (“Innovative”), for the purchase of the intellectual property rights for UnWind™, which was created and developed by Innovative. In conjunction with the Purchase Agreement, the parties executed a Trademark Assignment which was filed with the USPTO assigning us rights to trademarks for “Unwind Extreme Relaxation” and “Unwind.” Under the terms of the Purchase Agreement, we purchased (i) all rights to the UnWind™ flavor, including all rights to the proprietary formula used to manufacture UnWind™, (ii) the UnWind™ name and trademark, and all other trademarks, service marks, copyrights, patents and other intellectual property associated therewith, and (iii) all documentation used in and/or necessary for the manufacture and marketing of the UnWind™ beverage, including but not limited to manufacturing instructions, ingredient lists, and marketing literature or similar material created for UnWind™ (the “Purchased Property”). As consideration for the Purchased Property, we agreed to pay Innovative or its assigns: (i) sixty cents ($0.60)

for every twenty-four (24) cans or bottles (or such other beverage container in which Frontier chooses to sell the UnWind™ product) of the UnWind™ flavor brand, and (ii) twelve cents ($0.12) per 12-pack box of any additional delivery system of the UnWind™ flavor brand (and/or any beverages developed using any of the intellectual property rights included in the Purchased Property) that the Company sells during each fiscal quarter (the “Royalty Payments”).

The Company’s obligation to pay the Royalty Payments to Innovative is perpetual. The Company is obligated to provide a detailed breakdown of product sold during each quarter with Royalty Payments due and payable within thirty (30) days of the end of each fiscal quarter. In the event that UnWind™ is sold to a third party, the Company’s obligation to make Royalty Payments shall cease. Royalty Payments will not be paid to Innovative on samples or slotting product or product used in lieu of money.

Under terms of the Purchase Agreement, the Company has the right to sell, transfer or convey the Purchased Property to a third-party purchaser (a “Future Sale”). Upon such a Future Sale, the Company is obligated to pay Innovative three and one-half percent (3.5%) of the sales price it receives from such sale of the Purchased Property and/or the sale of any right thereof. Such payment will be due and payable to Innovative within ten (10) days of the closing of any such Future Sale. If the consideration that the Company agrees to receive through a proposed Future Sale involves anything but a lump sum payment of cash, then the Company must allocate three and one-half percent (3.5%) of any consideration received directly to Innovative. Upon completion of a Future Sale transaction, the Company’s obligations to Innovative will cease.

HHB, LLC, a Tennessee limited liability company, beneficially owned and controlled by Messrs. Terry Harris and Timothy Barham, both of whom are officers, directors and shareholders of Frontier, has advanced loans in the aggregate amount of $138,096.45 to the Company as of March 15, 2010, all of which remain outstanding. The loans are to be repaid pursuant to the terms of a demand promissory note which bears interest at eight percent (8%) per annum.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Contractual Obligations and Material Agreements

On November 12, 2009, the Company entered into an Independent Consulting Agreement (the “Halter Agreement”) with Halter Capital Corporation (“Halter”) pursuant to which Halter agreed to provide consulting services to the Company relating to corporate finance, securities compliance, and shareholder relations, among other things. Halter received $220,000 under the terms of the Halter Agreement, which has a term of 6 months.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item are listed in Part IV, Item 15 of this Form 10-K, are presented beginning on Page F-1, and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Terry Harris, our principal executive officer and principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s principal executive officer and principal financial officer and our management concluded that the Company’s disclosure controls and procedures as of December 31, 2009 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2009, our internal controls over financial reporting are effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive officer and principal financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as the directors and executive officers of our Company. All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officers and Directors	Age	Date of Appointment	Position(s) Held

Terry Harris	39	November 12, 2009	President, Treasurer, and Director

Timothy Barham	42	November 12, 2009	Vice President, Secretary, and Director

Messrs. Harris and Barham were appointed to the Board of Directors pursuant to the terms of separate Subscription Agreements between each of them and the Company dated October 30, 2009, pursuant to which \ each of them acquired 6,680,000 shares of Company Common Stock. There are no other arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

The following is a brief account of the business experience during at least the past five years of each director and executive officer of our Company identified above.

Terry Harris - President, Treasurer and Director

On November 12, 2009, Mr. Harris was appointed as President, Treasurer and a Director of the Company. Mr. Harris brings over 20 years of experience to the Company as he has been a principal working in all facets of two businesses controlled by his family, Empire Foods, Inc (“Empire”) and its subsidiary, Ledbetter Packing. Mr. Harris currently served as Vice President of Empire. Empire is a full service, super-regional, independently-owned sales and marketing company providing services to the consumer packaged goods industry. Empire is headquartered in Cincinnati, Ohio and is one of the largest privately held food brokers in the U.S. Founded in 1959, Ledbetter specializes in custom co-packing of either ingredients or finished goods for consumer meat products. Ledbetter also manufactures meat products found in retail grocery outlets throughout the U.S. including, but not limited to Wal-Mart, Kroger, and Food Lion. In 2008, Mr. Harris and Timothy Barham founded HBB, LLC, a Tennessee limited liability company (“HBB”) to serve as the master worldwide wholesaler of the New Age/Alternative Beverage “drank,” which is a relaxation beverage marketed by Innovative that is similar to UnWind™. Mr. Harris beneficially owns half of HBB and serves as a principal of the company. HBB now oversees, manages, and facilitates the sales and marketing of drank on a global scale. HBB now sells product to large beverage companies and distributors including Anheuser Busch, Miller and Pepsico as well as a number of large and midsize independent distributors.

Timothy Barham - Vice President, Secretary and Director

On November 12, 2009, Mr. Barham was appointed as Vice President, Secretary and a Director of the Company. Mr. Barham has previously worked in an entrepreneurial capacity in a variety of businesses. Mr. Barham has served as a consultant for emerging private and public companies assisting them in the areas of marketing and public relations. In 2008, Mr. Barham and Terry Harris founded HBB to serve as the master worldwide wholesaler of the New Age/Alternative Beverage “drank,” which is a relaxation beverage marketed by Innovative that is similar to UnWind™. Mr. Barham beneficially owns half of HBB and serves as a principal of the company. HBB now oversees, manages, and facilitates the sales and marketing of drank on a global scale. HBB now sells product to large beverage companies and distributors including Anheuser Busch, Miller and Pepsico as well as a number of large and midsize independent distributors. In 2004, Mr. Barham founded Tilo Records, an independent music label focused in the Country and Western genre. Mr. Barham oversaw all aspects of artist development, management, and music publishing for artists 45 South, Jarrod Birmingham, and Ash Bowers.

Significant Employees

Messrs. Harris and Barham are the Company’s only significant employees.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Involvement In Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the Company’s officers or directors were involved in any legal proceedings that are material to an evaluation of the ability or integrity of such directors and officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2009, or written representations from certain reporting persons, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.

Code of Ethics for Financial Executives

On December 31, 2009, the Company’s Board of Directors approved a Code of Ethics for Financial Executives for 2010 to be signed by the Company’s principal executive officer, principal financial officer, and any other senior officers with financial oversight responsibilities. A form of the Code of Ethics for Financial Executives is attached as an exhibit to this annual report and is included herein by reference. The Company will provide a copy of this policy free of charge upon written request to Terry Harris, President, Frontier Beverage Company, Inc., 1837 Harbor Avenue, Post Office Box 13098, Memphis, Tennessee 38113.

Board Committees and Financial Expert

The Company does not currently maintain separate audit, nominating or compensation committees. When necessary, the entire Board of Directors performs the tasks that would be required of those committees. Furthermore, we do not have a qualified financial expert serving on the Board of Directors at this time, because we have not been able to hire a qualified candidate and we have inadequate financial resources at this time to hire such an expert.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows compensation information for services rendered in all capacities for the fiscal years ended December 31, 2009, 2008 and 2007. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

The below table lists the compensation of the Company’s principal executive officers prior to and after the change of control outlined herein. The compensation of the former principal executive officers Robert Lisle and Mark Kipness includes compensation received as employees and consultants for each of the years ended December 31, 2008 and 2007, and from January 1, 2009 through November 12, 2009. No executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All other Compensation ($)	Total ($)

Robert Lisle(1) Former Chief Executive Officer	2009	3,000	0	0	3,000
	2008	0	0	0	0
	2007	4,000	0	0	4,000

Mark Kipness(2) Former Vice President, Secretary, Director	2009	68,974	0	0	68,974
	2008	97,179	0	0	97,179
	2007	81,140	0	0	81,140

Terry Harris(3) President, Treasurer, Director	2009	0	0	0	0
	2008	0	0	0	0
	2007	0	0	0	0

Timothy Barham(4) Vice President, Secretary, Director	2009	0	0	0	0
	2008	0	0	0	0
	2007	0	0	0	0

(1)

Mr. Lisle served as the Company’s Chief Executive Officer from 2003 through November 12, 2009. Even though he was an officer of the Company, he was not employed by the Company. He was compensated by Information Technology Systems, Inc. which invoiced the Company for his services from 2003 through November 12, 2009.

(2)	Mr. Kipness served as the Company’s Vice President, Secretary and Director from 2003 through November 12, 2009.
(3)	Terry Harris was elected President, Treasurer and Director on November 12, 2009.
(4)	Timothy Barham was elected Vice President, Secretary, and Director on November 12, 2009.

Narrative Disclosure to Summary Compensation Table

Robert Lisle, the Company’s former Chief Executive Officer, was not employed directly by the Company. Mr. Lisle performed services as an officer of the Company, through a consulting arrangement with Information Technology Systems, Inc. (“ITS”), a company controlled by Mr. Lisle. The compensation attributable to Mr. Lisle in the Summary Compensation Table was actually paid to ITS which invoiced the Company for his services.

Mark Kipness, the Company’s former Vice President and Secretary had no written employment agreement with Company.

We have not entered into employment agreements or consulting agreements with either of our current executive officers (i.e., Terry Harris and Timothy Barham, who are our only current employees). Moreover, there are no arrangements or plans in which we provide pension, retirement, perquisites or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards

There are no stock options or other equity awards outstanding under the Company’s 2008 Equity Incentive Plan. For a description of the Company’s 2008 Equity Incentive Plan, see “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Securities Authorized for Issuance under Equity Compensation Plans.”

Compensation of Directors

The Company does not pay compensation to its directors for their service at this time. We have no present formal plan for compensating our directors for their service in their capacity as such.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of March 31, 2010, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise listed below, the address of each person is c/o Frontier Beverage Company, Inc., 1837 Harbor Avenue, Post Office Box 13098, Memphis, Tennessee 38113. Except as set forth below, applicable percentages are based upon 15,000,000 shares of Common Stock outstanding as of March 31, 2010.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
Terry Harris President, Treasurer, Director	6,680,000	44.53%
Timothy Barham Vice President, Secretary, Director	6,680,000	44.53%
Robert Lisle Former Chief Executive Officer 6680 Yosemite Lane Dallas, Texas 75214	266,667	*
Mark Kipness Former Vice President, Secretary, Director 549 Valley View Dr. Lewisville, Texas 75067	266,667	*
All Current Officers and Directors as a group (2 persons – Does not include Former Directors/Officers)	13,360,000	89.06%

*	Less than 1%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company paid consulting fees to Information Technology Systems, Inc. (“ITS”), a company controlled by Robert Lisle, the Company’s former Chief Executive Officer, of $3,000 and $0 during 2009 and 2008, respectively. These fees were included in general and administrative expenses in the years 2009 and 2008, respectively. Mr. Lisle performed services as an officer of the Company, through a consulting arrangement with ITS. All fees relating to Mr. Lisle’s services to the Company were invoiced by and paid to ITS. During 2009 and 2008, the Company also invoiced and was paid $84,850 and $133,645, respectively, by ITS for services provided to ITS.

As of December 31, 2009 and 2008, the Company owed Robert Lisle, the Company’s former Chief Executive Officer, $0 and $47,961 respectively. On November 13, 2009, the Company transferred the assets and liabilities of its data storage business to Mr. Lisle in exchange for the cancellation of the debt of $59,961 due to Mr. Lisle at the time of the transfer.

On November 15, 2009, the Company relocated its principal offices to 1837 Harbor Avenue, Memphis, Tennessee 38113, in office space owned by Ledbetter Packing. Terry Harris, our President, Treasurer and a Director of the Company, has made arrangments with Ledbetter Packing for Frontier to utilize our principal office space at no charge. In addition to his positions with the Company, Mr. Harris is also a principal shareholder and vice president of Empire Foods, Inc., the parent of Ledbetter Packing.

On November 12, 2009, the Company closed two Subscription Agreement transactions with Terry Harris and Timothy Barham, under which each of them acquired 6,680,000 newly issued shares of restricted Common Stock from the Company for a purchase price of $110,000 each, which was paid in cash. As a result of the transactions, Terry Harris became the owner of approximately 44.5% of the then outstanding Common Stock of the Company and Timothy Barham became the owner of approximately 44.5% of the then outstanding Common Stock of the Company. The issuance resulted in a change of control of the Company. At the closing, the existing officers and directors of the Company, Robert Lisle and Max Kipness, acted to nominate Messrs.

Harris and Barham to the Board of Directors and then resigned. As a result of the transaction, Terry Harris became President, Treasurer and a director of the Company and Timothy Barham became Vice President, Secretary and a director of the Company.

From November 12, 2009 through December 31, 2009, the Company received an aggregate of $18,961.18 from HBB, LLC, a Tennessee limited liability company beneficially owned and controlled by Terry Harris and Timothy Barham, both of whom are officers, directors and shareholders of Frontier. The Company executed a demand promissory note payable to HHB, LLC on November 12, 2009 in the principal amount of $18,961.18 which bears interest at eight percent (8%) per annum and is payable upon demand. From January 1, 2010 to March 15, 2010, HBB, LLC advanced an addional $119,135.27 to the Company which the parties intend to add to the principal of the November 12, 2009 promissory note.

Director Independence

Our securities are not currently listed on a national securities exchange or interdealer quotation system which would require that the Board of Directors include a majority of directors that are “independent.” Furthermore, no members of our Board of Directors would qualify as “independent” directors as such term is defined in the Nasdaq Global Market listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred aggregate fees and expenses of $25,000 and $29,000 for fiscal 2009 and 2008, respectively, for services rendered by Sherb & Co. LLP for the audit or review of our 2009 and 2008 financial statements.

Audit-Related Fees

We incurred no fees or expenses for the 2009 and 2008 fiscal years for professional services rendered by Sherb & Co. LLP other than the fees disclused above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2009 and 2008 fiscal years for professional services rendered by Sherb & Co. LLP for tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2009 and 2008 fiscal years for any other products or professional services rendered by Sherb & Co. LLP other than as described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(b) Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation filed June 3, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009).

3.2	Certificate of Amendment to the Articles of Incorporation efective February 4, 2010 (to change name to Frontier Beverage Company, Inc.)*

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Commission on December 16, 2004).

10.1	2008 Equity Incentive Plan (incorporated by reference to Annex B of the Company’s Definitive Information Statement on Schedule 14C, filed with the Commission on June 3, 2008).

10.2	Subscription Agreement with Terry Harris dated October 30, 2009 (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the Commission on November 13, 2009).

10.3	Subscription Agreement with Tim Barham dated October 30, 2009 (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K filed with the Commission on November 13, 2009).

10.4	Independent Consulting Agreement with Halter Capital Corporation effective as of November 12, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the Commission on November 13, 2009).

10.5	Settlement Agreement with Robert Lisle effective as of November 13, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on November 13, 2009).

10.6	Promissory Note to HBB, LLC*

10.7	Purchase Agreement between Frontier Beverage Company, Inc. and Innovative Beverage Group Holdings, Inc. dated March 1, 2010 (incorporated by reference to Exhibit 10.0 of the Company’s Report on Form 8-K filed with the Commission on March 5, 2010).

14.1	Code of Ethics*

31.1	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 13, 2010	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Terry Harris	President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 13, 2010
Terry Harris

/s/ Timothy Barham	Vice President, Secretary and Director	April 13, 2010
Timothy Barham

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Frontier Beverage Company, Inc.

f/k/a Assure Data, Inc.

We have audited the accompanying balances sheets of Frontier Beverage Company, Inc., f/k/a Assure Data, Inc. for the years ended December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of Frontier Beverage Company, Inc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Beverage Company, Inc., f/k/a Assure Data, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note A to the financial statements, the Company has an accumulated deficit of $457,708 through December 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in note A. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP

Sherb & Co., LLP
New York, New York
April 8, 2010

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$—	$3,369
Accounts receivable	—	2,038
Prepaid expenses	160,442	—

Total current assets	160,442	5,407

Total assets	$160,442	$5,407

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Note payable to related party	$18,961	$47,961
Accrued expenses	2,342	12,500
Payroll tax liabilities	—	2,646

Total current liabilities	21,303	63,107

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock - par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 100,000,000 shares authorized; 15,000,000 and 1,640,000 shares issued and outstanding at December 31, 2009 and 2008 respectively	15,000	1,640
Additional paid-in capital	581,847	375,207
Accumulated deficit	(457,708)	(434,547)

Total stockholders’ equity (deficit)	139,139	(57,700)

Total liabilities and stockholders’ equity (deficit)	$160,442	$5,407

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008

Revenues, net	$155,252	$159,665

Cost of goods sold	35,178	36,392

Gross profit	120,074	123,273

General and administrative	202,778	146,940

Total operating expenses	202,778	146,940

Loss from operations	(82,704)	(23,667)

Miscellaneous income	59,628	—
Interest expense	(87)	—

Total other income (expense)	59,541	—

Loss before taxes	(23,163)	(23,667)

Provision for income taxes	—	—

Net loss	$(23,163)	$(23,667)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	3,433,535	1,640,000

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,163)	$(23,667)
Adjustments to reconcile net loss to net cash flows from operating activities:
Other income	(59,628)	—
Changes in assets and liabilities:
Accounts receivable	2,038	3,551
Prepaid expenses	(160,442)	—
Payroll tax liabilities	(2,644)	(18,142)
Accrued expenses	(10,158)	1,488
Deferred revenue	—	(66)

Net cash flows used in operating activities	(253,997)	(36,836)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	220,000	—
Proceeds from related parties	30,628	41,000

Net cash flows provided by financing activities	250,628	41,000

Increase (decrease) in cash	(3,369)	4,164
Cash, beginning of year	3,369	(795)

Cash, end of year	$—	$3,369

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31 2008 AND DECEMBER 31, 2009

			Additional Paid In Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount

Balance, December 31, 2007	1,640,000	$1,640	$375,207	$(410,878)	$(34,031)

Net loss	—	—	—	(23,667)	(23,667)

Balance, December 31, 2008	1,640,000	1,640	375,207	(434,545)	(57,698)

Shares issued for cash	13,360,000	13,360	206,640	—	220,000
Net loss	—	—	—	(23,163)	(23,163)

Balance, December 31, 2009	15,000,000	$15,000	$581,847	$(457,708)	$139,139

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Frontier Beverage Company, Inc., f/k/a Assure Data, Inc. (the “Company”) is a Nevada corporation that was formed in November 2002 and commenced operations in April 2003. The Company provided fully automated remote data backup services for small to medium sized businesses.

On June 4, 2008, with the approval of the Company’s Board of Directors and a majority of its shareholders, the Company filed a Certificate to Accompany Restated Articles and a Certificate of Amendment along with its Amended and Restated Articles of Incorporation (the “Amendment”). The Amendment pertained to a change in the Company’s capital structure. Prior to the Amendment, the Company was authorized to issue 100,000,000 shares of one class of stock, $0.001 par value per share (“Common Stock”). The Amendment authorizes the Company to issue two classes of stock; 100,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

On November 12, 2009, the Company closed two Subscription Agreement transactions with Terry Harris and Timothy Barham, under which each of them acquired 6,680,000 newly issued shares of restricted Common Stock from the Company for a purchase price of $110,000 each, which was paid in cash. As a result of the transactions, Terry Harris and Timothy Barham each became the owner of approximately 44.5% of the then outstanding Common Stock of the Company. These issuances resulted in a change of control of the Company. At the closing, the existing officers and directors of the Company, Robert Lisle and Max Kipness, acted to nominate Messrs. Harris and Barham to the Board of Directors and then resigned. As a result of the transaction, Terry Harris became President, Treasurer and a director of the Company and Timothy Barham became Vice President, Secretary and a director of the Company.

Subsequent to the change in control described above, the Company entered into a Settlement Agreement on November 13, 2009 with its former Chief Executive Officer, Robert Lisle, under which the Company transferred to Mr. Lisle all assets and properties used by the Company in its data storage business, including cash, accounts receivable, intellectual property rights, computers and data storage devices, and use of the name “Assure Data” in exchange for the cancellation of the debt of $59,961 owed by the Company to Mr. Lisle. This cancellation of debt is recorded as Other Income at December 31, 2009.

Subsequent to the closing of the Settlement Agreement and change of control, the Board of Directors decided to change the principal operations of the Company and move its corporate address to 1837 Harbor Avenue, Memphis, Tennessee 38113. The Company has since abandoned its prior data storage business operations and is now focused exclusively on the development and distribution of New Age/Alternative Beverages, and will initially focus specifically on development and distribution of relaxation beverages. The descriptive term “New Age/Alternative Beverages” describes products that include energy drink/infused water, fruit juices and drink, dairy and dairy substitutes, and bottled/canned teas.

On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc. The Company’s Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol “FBEC.”

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. At December 31, 2009, the Company has an accumulated deficit of $457,708, and for the years ended December 31, 2009 and 2008, incurred net losses $23,163 and $23,667, respectively. Management’s plans with regard to these matters include the aggressive marketing of the Company’s new beverage products and obtaining additional capital through the sale of its Common Stock. Accordingly, management is of the opinion that aggressive marketing combined with additional capital will result in improved operations and cash flow in 2010 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents. In the future, the Company may periodically make deposits with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2009 and 2008, the Company did not have any other financial instruments.

Revenue Recognition

The Company recognizes revenue in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires 1) evidence of an agreement, 2) delivery of the product or services had occurred, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. At December 31, 2009, the Company did not have any accounts receivable.

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the Company’s historical experience, the Company’s estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer’s overall business condition. The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectability of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided. At both December 31, 2009 and 2008, the allowance for doubtful accounts was $0.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables. There were no accounts receivables at December 31, 2009, while four of the Company’s customers accounted for 100% of its net accounts receivable during 2008, which related to our former data storage business.

Customer Concentration Risk

The Company’s two largest customers accounted for 71% of its revenue during 2009. The Company’s largest customer accounted for 84% of its revenues during 2008. No other customers accounted for more than 5% of its revenues. These customers purchased services relating to the Company’s now defunct data storage business, and as such, the customer concentration will be inapplicable for future periods.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered. At December 31, 2009 and 2008, the Company did not have any long-lived assets.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with the guidance of the Statement of Financial Accounting Standards (SFAS), the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Stock Based Compensation

The Company adopted the SFAS guidance which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with the SFAS guidance for Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period. Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants. At December 31, 2009 and 2008, there were no potential shares of Common Stock that would have an anti-dilutive effect.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in operating expense.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009 and 2008.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended December 31, 2009 and 2008.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued and Newly Adopted Accounting Pronouncements

Transfers and Servicing – Accounting for Transfers of Financial Assets

In December 2009, the Financial Accounting Statements Board (“FASB”) issued guidance for Transfers and Servicing – Accounting for Transfers of Financial Assets (Topic 860). The amendments in this update are a result of incorporating the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”). The provisions of SFAS No. 166 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes SFAS No. 166 will have no impact on the financial statements of the Company once adopted.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (“Subtopic 470-20”). This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. Subtopic 470-20 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance for Revenue Recognition – Multiple Deliverable Revenue Arrangements (“Subtopic 605-25”). This accounting standards update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, Subtopic 605-25 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of Subtopic 605-25. Subtopic 605-25 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under Subtopic 605-25 retrospectively from the beginning of the entity’s fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes Subtopic 605-25 will have no impact on the financial statements of the Company once adopted.

NOTE B – RELATED PARTIES

The Company paid consulting fees to a company controlled by Robert Lisle, the Company’s former Chief Executive Officer, of $3,000 and $0 during 2009 and 2008 respectively. These fees were included in general and administrative expenses in the years 2009 and 2008 respectively. Mr. Lisle was the president of, and performed consulting services on behalf of the Company, through Information Technology Systems, Inc. (“ITS”). All related fees were invoiced by and paid to ITS. During 2009 and 2008, the Company invoiced and was paid $84,850 and $133,645 respectively by ITS for services provided to ITS.

As of December 31, 2009 and 2008 the Company owed Mr. Lisle, former officer of the Company, $0 and $47,961 respectively. On November 13, 2009, the Company transferred the assets and liabilities of its data storage business to Mr. Lisle in exchange for the cancellation of the debt of $59,961 due to Mr. Lisle at the time of the transfer. The amount is recorded as Miscellaneous Income at December 31, 2009.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE B – RELATED PARTIES (Continued)

Terry Harris, our President, Treasurer and a Director of the Company, has made arrangments with Ledbetter Packing Company for the Company to utilize its principal office space at no charge. Mr. Harris is a principal shareholder and vice president of Empire Foods, Inc., the parent of Ledbetter Packing.

From November 12, 2009 through December 31, 2009, the Company received an aggregate of $18,961 from HBB, LLC, a Tennessee limited liability company beneficially owned and controlled by Terry Harris and Timothy Barham, both of whom are officers, directors and shareholders of the Company. The Company executed a demand promissory note to HBB, LLC on November 12, 2009 for $18,961 which bears interest at eight percent (8%).

NOTE C – CAPITAL STOCK

At December 31, 2009, the Company had 100,000,000 authorized shares of Common Stock and 100,000,000 authorized shares of Preferred Stock, both with a par value of $0.001 per share.

Common Stock

At December 31, 2009, the Company had 15,000,000 shares of its Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company’s Board of Directors. Our Common Stock trades on the Over-the-Counter Bulletin Board under the trading symbol “FBEC.”

None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into our Common Stock. We have not agreed to register any of our stock for anyone. We currently have in effect an employee stock option plan; however no options have been issued thereunder.

Preferred Stock

At December 31, 2009, the Company had zero shares of its Preferred Stock issued and outstanding. We are authorized to issue up to 100,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. If the Company’s issues share of Preferred Stock and we are subsequently liquidated or dissolved, the preferred shareholders could have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE C – CAPITAL STOCK (Continued)

Warrants to Purchase Common Stock

At December 31, 2009, the Company had not issued any warrants to purchase Common Stock of the Company.

Stock Options

On May 22, 2008, shareholders representing more than a majority of the Company outstanding shares voted to approve the 2008 Equity Incentive Plan (the “Plan”). The total number of shares of Common Stock that may be subject to awards under the Plan will not exceed five million shares, subject to customary adjustments as provided in the Plan. The Plan is generally designed to meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), in order to preserve the Company’s ability to take compensation expense deductions in connection with the exercise of options granted and the vesting of performance-based restricted stock under the Plan. The Plan is to be administered by a committee comprised of not less than two individuals appointed by the Board of Directors, each of whom is (i) to the extent required by Rule 16b-3 and the Exchange Act, a “non-employee director,” and (ii) to the extent required by Code Section 162(m), an “outside director.”

Until the Company has independent directors, the whole Board of Directors will make such rule and regulations and establish such procedures for the administration of the Plan as it deems advisable. For options issued under the plan, the exercise price may not be less than the fair market value of the stock on the date of the grant of the option and the exercise period may not be longer than ten (10) years from the date of the option. To date, no stock awards or stock options have been issued under the Plan.

At December 31, 2009, there are no outstanding stock options or other equity awards outstanding under the Company’s 2008 Equity Incentive Plan.

NOTE D – INCOME TAXES

Income taxes are accounted for in accordance with the SFAS guidance for Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, the guidance requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

The Company has net operating losses at December 31, 2009 of approximately $458,000 expiring through 2029. Utilization of these losses may be limited by the “change of ownership” rules as set forth in section 382 of the Internal Revenue Code.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE D – INCOME TAXES (Continued)

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the federal statutory rate of 35% is as follows:

	Twelve Months Ended December 31,
	2009	2008

Expected income tax benefit (loss) at statutory rate of 35%	$(8,107)	$(8,000)
State and local tax benefit, net of federal	-0-	-0-
Change in valuation account	8,107	8,000

Income tax expense (benefit)	$-0-	$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Twelve Months Ended December 31,
	2009	2008
Deferred Tax Assets:

Tax Benefit of net operating loss carry-forward	$143,900	$152,000
Less: valuation allowance	(143,900)	(152,000)

Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

NOTE E – INDEPENDENT CONSULTING AGREEMENT

On November 12, 2009, the Company entered into an Independent Consulting Agreement (the “Halter Agreement”) with Halter Capital Corporation (“Halter”) wherein Halter would provide consulting services to the Company related to corporate finance, securities compliance, and shareholder relations, among other things. Halter received $220,000 under the terms of the six-month Halter Agreement. For accounting purposes, the portion of the fee which pertains to 2009 was included in consulting expense and the portion of the fee which pertains to 2010 was included in prepaid expense on the accompanying financial statements.

NOTE F – SUBSEQUENT EVENTS

Advances from HBB, LLC

From January 1, 2010 to March 15, 2010, the Company received an aggregate of approximately $119,135 from HBB, LLC.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE F – SUBSEQUENT EVENTS (Continued)

Trademark Assignment

On March 1, 2010, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Innovative Beverage Group Holdings, Inc., a Nevada corporation (“Innovative”), for the purchase of the intellectual property rights of a beverage created and developed by Innovative known as “Unwind.” In conjunction with the Purchase Agreement, the parties executed a Trademark Assignment which will be filed with the United States Patent and Trademark Office. Under the terms of the Agreement, Frontier purchased (i) all rights to the Unwind flavor, including all rights to the proprietary formula used to manufacture Unwind, (ii) the Unwind name and trademark, and all other trademarks, service marks, copyrights, patents and other intellectual property associated therewith, and (iii) all documentation used in and/or necessary for the manufacture and marketing of the Unwind beverage, including but not limited to manufacturing instructions, ingredient lists, and marketing literature or similar material created for Unwind (the “Purchased Property”). As consideration for the Purchased Property, Frontier agrees to pay Innovative or its assigns (i) sixty cents ($0.60) for every twenty-four (24) cans or bottles (or such other beverage container in which Frontier chooses to sell the Unwind product) of the Unwind flavor brand, and (ii) twelve cents ($0.12) per 12-pack box of any additional delivery system of the Unwind flavor brand (and/or any beverages developed using any of the intellectual property rights included in the Purchased Property) that Frontier sells during each fiscal quarter (the “Royalty Payments”).

Frontier’s obligation to pay the Royalty Payments to Innovative is perpetual. Frontier agreed to provide a detailed breakdown of product sold during each quarter with Royalty Payments due and payable within thirty (30) days of the end of each of Frontier’s fiscal quarters. In the event that Unwind is sold to a third party, Frontier’s obligation to make Royalty Payments shall cease. Royalty Payments will not be paid to Innovative on samples or slotting product or product used in lieu of money.

Under terms of the Purchase Agreement, Frontier has the right to sell, transfer or convey the Purchased Property to a third-party purchaser (“Future Sale”). Upon such Future Sale, Frontier shall pay Innovative three and one-half percent (3.5%) of the sales price it receives from such sale of the Purchased Property and/or the sale of any right thereof. Such payment will be due and payable to Innovative within ten (10) days of the closing of such Future Sale. If the consideration that Frontier agrees to receive through a proposed Future Sale involves anything but a lump sum payment of cash, then Frontier shall allocate three and one-half percent (3.5%) of any consideration received directly to Innovative. Upon completion of the Future Sale transaction, Frontier’s obligations to Innovative will cease.