Form 10-Q
period 2010-03-31
Frontier Beverage Company, Inc
filed 2010-05-13
CIK 1311735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

(877) 233-7359

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 7, 2010 was 15,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$8,539	$—
Inventory	87,598	—
Prepaid expense	51,050	160,442

Total current assets	147,187	160,442

Total assets	$147,187	$160,442

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Note payable to related party	$138,096	$18,961
Accrued expense	53,568	2,342

Total current liabilities	191,664	21,303

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock - par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding	15,000	15,000

Additional paid-in capital	581,847	581,847
Accumulated deficit	(641,324)	(457,708)

Total stockholders’ equity (deficit)	(44,477)	139,139

Total liabilities and stockholders’ equity (deficit)	$147,187	$160,442

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Revenues	$40,040	$—

Cost of revenues	19,339	—

Gross profit	20,701	—

Operating expenses:
Selling, general and administrative	202,561	20,028

Total operating expenses	202,561	20,028

Operating income (loss)	(181,860)	(20,028)
Other expense	(1,756)	—

Loss before taxes	(183,616)	(20,028)
Provision for income taxes	—	—

Net loss from continuing operations	(183,616)	(20,028)

Discontinued operations:
Income from operations of discontinued component	—	39,332

Income from discontinued operations	—	39,332

Net income (loss)	$(183,616)	$19,304

Income (loss) per share, basic and diluted:
From continuing operations	$(0.01)	$(0.01)

From discontinued operations	$—	$0.02

Weighted average number of shares outstanding	15,000,000	1,640,000

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2008	16,400	$1,640	$375,207	$(434,545)	$(57,698)

Shares issued for cash	13,360,000	13,360	206,640	—	220,000
Net loss	—	—	—	(23,163)	(23,163)

Balance, December 31, 2009	13,376,400	15,000	581,847	(457,708)	139,139

Net loss	—	—	—	(183,616)	(183,616)

Balance, March 31, 2010	13,376,400	$15,000	$581,847	$(641,324)	$(44,477)

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(183,616)	$(20,028)
Adjustments to reconcile net loss to net cash flows from operating activities:
Income from operations of discontinued components	—	39,332
(Increase) decrease in:
Accounts receivable	—	(32,079)
Inventory	(87,598)	—
Prepaid expenses	109,392	—
Accounts payable and accrued expenses	51,226	1,536

Net cash flows used in operating activities	(110,596)	(11,239)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	119,135	12,000

Net cash flows provided by financing activities	119,135	12,000

Increase in cash	8,539	761
Cash, beginning of period	—	3,369

Cash, end of period	$8,539	$4,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

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

On November 12, 2009, the Company closed two Subscription Agreement transactions with Terry Harris and Timothy Barham, under which each of them acquired 6,680,000 newly issued shares of restricted Common Stock from the Company for a purchase price of $110,000 each, which was paid in cash. As a result of the transactions, Terry Harris and Timothy Barham each became the owner of approximately 44.5% of the then outstanding Common Stock of the Company. These issuances resulted in a change of control of the Company. At the closing, the existing officers and directors of the Company, Robert Lisle and Max Kipness, acted to appoint Messrs. Harris and Barham to the Board of Directors and then resigned. As a result of the transaction, Terry Harris became President, Treasurer and a director of the Company and Timothy Barham became Vice President, Secretary and a director of the Company.

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

Subsequent to the closing of the Settlement Agreement and change of control, the Board of Directors decided to change the principal operations of the Company and move its corporate address to 1837 Harbor Avenue, Memphis, Tennessee 38113. The Company has since abandoned its prior data storage business operations and is now focused exclusively on the development and distribution of New Age/Alternative Beverages, and will initially focus specifically on development and distribution of relaxation beverages. The term “New Age/Alternative Beverages” describes products that include energy drink/infused water, fruit juices and drink, dairy and dairy substitutes, and bottled/canned teas.

On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc. The Company’s Common Stock trades on the Over-the-Counter Bulletin Board under the symbol “FBEC.”

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation and going concern uncertainty

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all the information and disclosures required for annual financial statements and related footnotes for the year ended December 31, 2009, included in the Annual Report filed on Form 10-K for the year then ended.

In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the company’s financial position as of March 31, 2010, and the results of operations and cash flows for the three month period ending March 31, 2010 have been included. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At March 31, 2010 the Company did not have any other financial instruments.

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

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts (continued)

After all attempts to collect a receivable have failed, the receivable is written off against the allowance. At March 31, 2010 the Company did not have any accounts receivable.

Inventories

Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At March 31, 2010 there was no reserve for obsolescence recorded.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables. There were no accounts receivables at March 31, 2010.

Customer Concentration Risk

During the three month period ended March 31, 2010, all of the Company’s sales were to one customer.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered. At March 31, 2010 and December 31, 2009, the Company did not have any long-lived assets.

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

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company adopted the SFAS guidance for “share based payments,” which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the three months ended March 31, 2010.

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with the SFAS guidance for Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period. Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants. At March 31, 2010 and 2009, there were no potential shares of Common Stock that would have an anti-dilutive effect.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in cost of sales expense.

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

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued and Newly Adopted Accounting Pronouncements

Transfers and Servicing – Accounting for Transfers of Financial Assets

In December 2009, the FASB issued guidance for Transfers and Servicing – Accounting for Transfers of Financial Assets (Topic 860). The amendments in this update are a result of incorporating the provisions of SFAS No. 166, Accounting for Transfers of Financial Assets. The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued and Newly Adopted Accounting Pronouncements (continued)

Revenue Recognition – Multiple Deliverable Revenue Arrangements (continued)

beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE B – INVENTORIES

Inventory consists of the following at March 31, 2010:

Raw materials	$31,892
Finished goods	55,706

$87,598

NOTE C – RELATED PARTIES

The Company’s office space is provided by a related party at no charge.

During the three months ended March 31, 2010, the Company received an aggregate of $119,135 from HHB, LLC, a Tennessee limited liability company owned by the family of Terry Harris, the Company’s President (“HBB, LLC”). The Company agreed to pay interest on the loan at eight percent (8%).

From November 12, 2009 through December 31, 2009, the Company received an aggregate of $18,961 from HHB, LLC, a Tennessee limited liability company owned by the family of Terry Harris, the Company’s President. The Company executed a demand promissory note to HHB, LLC on November 12, 2009 for $18,961 which bears interest at eight percent (8%).

Terry Harris and Timothy Barham, the Company’s executive officers, accrued compensation from for the three months ended March 31, 2010 in the aggregate of $49,315. The Company has agreed to compensate its two officers at an annual rate of the higher of $100,000 or $1 per case of product sold.

NOTE D – CAPITAL STOCK

At March 31, 2010, the Company had 100,000,000 authorized shares of Common Stock and 100,000,000 authorized shares of Preferred Stock, both with a par value of $0.001 per share.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

NOTE D – CAPITAL STOCK (Continued)

Common Stock

At March 31, 2010, the Company had 15,000,000 shares of its Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company’s Board of Directors. Our Common Stock trades on the Over-the-Counter Bulletin Board under the trading symbol “FBEC.”

None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into our Common Stock. We have not agreed to register any of our stock for anyone. We currently have in effect an employee stock option plan; however no options have been issued thereunder.

Preferred Stock

At March 31, 2010, the Company had zero shares of its Preferred Stock issued and outstanding. We are authorized to issue up to 100,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. If the Company’s issues share of Preferred Stock and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Warrants to Purchase Common Stock

At March 31, 2010, the Company had not issued any warrants to purchase Common Stock of the Company.

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

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

NOTE D – CAPITAL STOCK (Continued)

Stock Options (continued)

For options issued under the plan, the exercise price may not be less than the fair market value of the stock on the date of the grant of the option and the exercise period may not be longer than ten (10) years from the date of the option. To date, no stock awards or stock options have been issued under the Plan.

At March 31, 2010, there are no outstanding stock options or other equity awards outstanding under the Company’s 2008 Equity Incentive Plan.

NOTE E – DISCONTINUED OPERATIONS

On November 12, 2009, the Company closed two Subscription Agreement transactions with Terry Harris and Timothy Barham, under which each of them acquired 6,680,000 newly issued shares of restricted Common Stock from the Company for a purchase price of $110,000 each, which was paid in cash. The Company has since abandoned its prior data storage business operations and is now focused exclusively on the development and distribution of New Age/Alternative Beverages, and will initially focus specifically on development and distribution of relaxation beverages. In accordance with Accounting Standard Codifications (“ASC”) 360 (formerly FAS 144) of FASB, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected its results of operations in the statements of operations through the date of the sale as discontinued operations for the three months ended March 31, 2010. The cash flows of discontinued operations have also been reclassified.

The following table presents the revenue and net gain from discontinued operations for the periods presented:

	Three Months Ended March 31,
	2010	2009
Revenue	$-0-	$-0-

Net income from discontinued operations	$-0-	$39,332

NOTE F – INDEPENDENT CONSULTING AGREEMENT

On November 12, 2009, the Company entered into an Independent Consulting Agreement (the “Agreement”) with Halter Capital Corporation (“Halter”) wherein Halter would provide consulting services to the Company related to corporate finance, securities compliance, and shareholder relations, among other things. Halter received $220,000 under the terms of this six-month Agreement. For accounting purposes, $59,558 was expensed in 2009, $109,392 was expensed during the three month period ending March 31, 2010, and $51,050 is included in prepaid expense on the accompanying financial statements.

FRONTIER BEVERAGE COMPANY, INC.

f/k/a ASSURE DATA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

NOTE G – TRADEMARK ASSIGNMENT

On March 1, 2010, the Company entered into a Purchase Agreement (the “Agreement”) with Innovative Beverage Group Holdings, Inc., a Nevada corporation (“Innovative”), for the purchase of the intellectual property rights of a beverage created and developed by Innovative known as “Unwind.” In conjunction with the Agreement, the parties executed a Trademark Assignment which will be filed with the United States Patent and Trademark Office. Under the terms of the Agreement, Frontier purchased (i) all rights to the Unwind flavor, including all rights to the proprietary formula used to manufacture Unwind, (ii) the Unwind name and trademark, and all other trademarks, service marks, copyrights, patents and other intellectual property associated therewith, and (iii) all documentation used in and/or necessary for the manufacture and marketing of the Unwind beverage, including but not limited to manufacturing instructions, ingredient lists, and marketing literature or similar material created for Unwind (the “Purchased Property”). As consideration for the Purchased Property, Frontier agrees to pay Innovative or its assigns (i) sixty cents ($0.60) for every twenty-four (24) cans or bottles (or such other beverage container in which Frontier chooses to sell the Unwind product) of the Unwind flavor brand, and (ii) twelve cents ($0.12) per 12-pack box of any additional delivery system of the Unwind flavor brand (and/or any beverages developed using any of the intellectual property rights included in the Purchased Property) that Frontier sells during each fiscal quarter (the “Royalty Payments”).

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

Under terms of the Agreement, Frontier has the right to sell, transfer or convey the Purchased Property to a third-party purchaser (“Future Sale”). Upon such Future Sale, Frontier shall pay Innovative three and one-half percent (3.5%) of the sales price it receives from such sale of the Purchased Property and/or the sale of any right thereof. Such payment will be due and payable to Innovative within ten (10) days of the closing of such Future Sale. If the consideration that Frontier agrees to receive through a proposed Future Sale involves anything but a lump sum payment of cash, then Frontier shall allocate three and one-half percent (3.5%) of any consideration received directly to Innovative. Upon completion of the Future Sale transaction, Frontier’s obligations to Innovative will cease.

NOTE H – SUBSEQUENT EVENTS

On April 8, 2010 the Company entered into a letter of agreement (the “Beckerman Agreement”) pursuant to which the Company retained Beckerman, a public relations firm for a period of twelve months effective April 15, 2010. Under the terms of the Beckerman Agreement the Company is obligated to issue Beckerman 50,000 shares of Common Stock and pay Beckerman a monthly retainer of $12,000 for its services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, and other objectives, expectations and intentions, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC or our sales results or changes in costs associated with ingredients for our products, manufacture of our products, distribution and sales. We undertake no obligation to revise or update any forward-looking statement for any reason.

Overview

Frontier Beverage Company, Inc. (the “Company,” “we,” “our,” or “us”) abandoned its prior data storage business operations in November 2009 and is now focused exclusively on the development, marketing and distribution of New Age/Alternative Beverages. The term “New Age/Alternative Beverages” describes products that include energy drinks/infused water, fruit juices and drinks, dairy and dairy substitutes, and bottled/canned teas. On February 4, 2010, we changed the Company’s name to Frontier Beverage Company, Inc.

We intend to initially focus on the development, marketing and distribution of relaxation beverages. In March 2010, we acquired certain intellectual property rights for a proprietary relaxation beverage known as UnWind™ which we currently market and sell. We also intend to develop or acquire the rights to additional proprietary beverage products in various categories to provide consumers with an array of fresh and unique concepts in the New Age/Alternative Beverage category.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. At March 31, 2010, the Company has an accumulated deficit of $641,324, and for the three months ended March 31, 2010 and 2009, incurred net losses of $183,616 and $19,304, respectively. Management’s plans with regard to operations include the aggressive marketing of the Company’s new beverage products and obtaining additional funds through the issuance of securities or borrowings. Accordingly, management is of the opinion that aggressive marketing combined with additional funding will result in improved operations and cash flow in 2010 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2010.

Liquidity and Capital Resources

The Company began its current New Age/Alternative Beverage operations in November 2009, and we have not yet attained a level of sales revenue which would allow us to meet our current overhead. We do not contemplate attaining profitable operations prior to the fourth quarter of 2010, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue operations.

As of March 31, 2010, the Company’s cash balance was $8,539. Outstanding debt as of March 31, 2010 totaled $191,664, of which $138,096 is loans from related parties and $53,568 was accrued expenses. The Company’s working capital deficit as of March 31, 2010 was $44,447.

Since we began our New Age/Alternative Beverage operations, we have obtained financing for our operations through personal loans to the Company from HBB, LLC, a Tennessee limited liability company, beneficially owned and controlled by Terry Harris and Timothy Barham, both of whom are officers, directors and shareholders of Frontier. As of March 31, 2010, HBB, LLC has advanced loans in the aggregate amount of approximately $138,096 to the Company, all of which remain outstanding. The loans are to be repaid pursuant to the terms of a demand promissory note which bears interest at eight percent (8%) per annum. The Company will need to raise additional capital to expand operations to the point at which we can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current officers, directors or shareholders may need to contribute funds to sustain operations. However, there is no assurance that our officers, directors or shareholders will contribute necessary funding.

Results of Operations

Comparison of Three Months Ended March 31, 2010, and March 31, 2009

For the three month periods ending March 31, 2010 and 2009, the Company’s revenue totaled $40,040 and $0 respectively from current operations, for which its respective costs of revenues totaled $19,339 and $0. The changes are a result of the Company’s fourth quarter 2009 discontinuation of its data storage business, from which it derived $39,332 in income for the three month period ending March 31, 2009, to the development, marketing and distribution of New Age/Alternative Beverages. For the three month period ending March 31, 2010, the Company had selling, general and administrative costs totaling $202,561 compared to $20,028 for the same period in 2009, an increase of $182,532. This increase is a result of the costs associated with marketing, officer compensation, an Independent Consulting Agreement entered into with Halter Capital Corporation dated November 12, 2009 and other professional fees.

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

Recent Events

On April 8, 2010 the Company entered into a letter of agreement (the “Beckerman Agreement”) pursuant to which the Company retained Beckerman, a public relations firm, for a period of 12 months, effective April 15, 2010. Under the terms of the Beckerman Agreement, the Company is obligated to issue Beckerman 50,000 shares of Common Stock and pay Beckerman a monthly retainer of $12,000 for its services.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Terry Harris, our principal executive officer and principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2010, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s principal executive officer and principal financial officer and our management concluded that the Company’s disclosure controls and procedures as of March 31, 2010 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our first quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEDINGS

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or have a material interest adverse to us.

ITEM 1A.	RISK FACTORS

There were no material changes in the Risk Factors applicable to our Company as set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation filed June 3, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009).

3.2	Certificate of Amendment to the Articles of Incorporation effective February 4, 2010 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Commission on December 16, 2004).

10.1	Promissory Note to HBB, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010)

10.2	Purchase Agreement between Frontier Beverage Company, Inc. and Innovative Beverage Group Holdings, Inc. dated March 1, 2010 (incorporated by reference to Exhibit 10.0 of the Company’s Report on Form 8-K filed with the Commission on March 5, 2010).

10.3	Contract by and Between Beckerman and Frontier Beverages Letter of Agreement, dated effective as of April 15, 2010.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 13, 2010	FRONTIER BEVERAGE COMPANY, INC.

	By:	/S/ TERRY HARRIS
Terry Harris
President and Treasurer (Principal Executive Officer, Financial and Accounting Officer and Authorized Signatory)