Form 10-Q
period 2010-06-30
Frontier Beverage Company, Inc
filed 2010-08-16
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FRONTIER BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1837 Harbor Avenue, Post Office Box 13098, Memphis, Tennessee	38113
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of August 12, 2010 was 15,463,000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$25,421	$-
Inventory	270,695	-
Prepaid expense	6,000	160,442
Total current assets	302,116	160,442

Total assets	$302,116	$160,442

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable-trade	$108,236	$-
Note and loans payable to related party	167,500	18,961
Note payable-credit line	150,000	-
Accrued interest-related party	4,388	-
Accrued interest-credit line	173	-
Other current liabilities	121,072	2,342
Total current liabilities	551,369	21,303

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock - par value $0.001; 100,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock - par value $0.001;100,000,000 shares authorized;
15,050,000 and 15,000,000 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	15,050	15,000
Additional paid-in capital	614,297	581,847
Accumulated deficit	(878,600)	(457,708)
Total stockholders' equity (deficit)	(249,253)	139,139

Total liabilities and stockholders' equity (deficit)	$302,116	$160,442

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$49,140	$-	$89,180	$-

Cost of revenues	28,548	-	47,887	-

Gross profit	20,592	-	41,293	-

Operating expenses:
Selling, general and
administrative	255,150	23,707	457,711	43,735

Total operating expenses	255,150	23,707	457,711	43,735

Operating loss	(234,558)	(23,707)	(416,418)	(43,735)

Interest expense	(2,718)	-	(4,474)	-

Loss before taxes	(237,276)	(23,707)	(420,892)	(43,735)

Provision for income taxes	-	-	-	-

Net loss from continuing
operations	(237,276)	(23,707)	(420,892)	(43,735)

Discontinued operations:
Income from operations of
discontinued component	-	2,452	-	41,784

Income from discontinued
operations	-	2,452	-	41,784

Net loss	$(237,276)	$(21,255)	$(420,892)	$(1,951)

Loss per share,
basic and diluted:
from continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.03)

from discontinued operations	$-	$-	$-	$0.03

Weighted average number of
shares outstanding	15,041,758	1,640,000	15,020,994	1,640,000

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008 (Audited)	1,640,000	$1,640	$375,207	$(434,545)	$(57,698)

Shares issued for cash	13,360,000	13,360	206,640	-	220,000
Net loss	-	-	-	(23,163)	(23,163)

Balance, December 31, 2009 (Audited)	15,000,000	15,000	581,847	(457,708)	139,139

Shares issued for services	50,000	50	32,450	-	32,500
Net loss	-	-	-	(420,892)	(420,892)

Balance, June 30, 2010 (Unaudited)	15,050,000	$15,050	$614,297	$(878,600)	$(249,253)

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(420,892)	$(43,735)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Common stock issued for services	32,500	-
Income from operations of discontinued components	-	41,784
(Increase) decrease in:
Accounts receivable	-	635
Inventory	(270,695)	-
Prepaid expenses	154,442	-
Accounts payable and accrued expenses	231,527	(7,808)

Net cash flows used in operating activities	(273,118)	(9,124)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	286,635
Repayment of related party loans	(138,096)	12,000
Note payable-credit line	150,000	-

Net cash flows provided by financing activities	298,539	12,000

Increase in cash	25,421	2,876
Cash, beginning of period	-	3,369
Cash, end of period	$25,421	$6,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE A – SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES

Organization and Business

Frontier Beverage Company, Inc., f/k/a Assure Data, Inc. (the "Company") is a Nevada corporation that was formed in November 2002 and commenced operations in April 2003. The Company provided fully automated remote data backup services for small to medium sized businesses.

On June 4, 2008, with the approval of the Company's Board of Directors and a majority of its shareholders, the Company filed a Certificate to Accompany Restated Articles and a Certificate of Amendment along with its Amended and Restated Articles of Incorporation (the "Amendment").  The Amendment pertained to a change in the Company's capital structure.  Prior to the Amendment, the Company was authorized to issue 100,000,000 shares of one class of stock, $0.001 par value per share ("Common Stock").  The Amendment authorizes the Company to issue two classes of stock; 100,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock").

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

Subsequent to the change in control described above, the Company entered into a Settlement Agreement on November 13, 2009 with its former Chief Executive Officer, Robert Lisle, under which the Company transferred to Mr. Lisle all assets and properties used by the Company in its data storage business, including cash, accounts receivable, intellectual property rights,  computers and data storage devices, and use of the name "Assure Data" in exchange for the cancellation of the debt of $59,961 owed by the Company to Mr. Lisle.

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

On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc.  The Company's Common Stock trades on the Over-the-Counter Bulletin Board under the symbol "FBEC."

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE A – SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (Continued)

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

In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the company’s financial position as of June 30, 2010, and the results of operations and cash flows for the three and six month periods ending June 30, 2010 have been included.  The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Thc accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. At June 30, 2010, the Company has an accumulated deficit of $878,600, and for the three months ended June 30, 2010 and 2009, incurred net losses of $237,276 and $21,255, respectively. Management’s plans with regard to operations include the aggressive marketing of the Company's new beverage products and obtaining additional funds through the issuance of securities or borrowings. Accordingly, management is of the opinion that aggressive marketing combined with additional funding will result in improved operations and cash flow in 2010 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At June 30, 2010 the Company did not have any other financial instruments.

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

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE A – SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts (continued)

After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  At June 30, 2010 the Company did not have any accounts receivable.

Inventories

Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At June 30, 2010 there was no reserve for obsolescence recorded.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.  The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables.  There were no accounts receivables at June 30, 2010.

Customer Concentration Risk

During the three and six month periods ended June 30, 2010, the Company’s sales were to three customers.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered.  At June 30, 2010 and December 31, 2009, the Company did not have any long-lived assets.

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

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE A – SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company adopted the SFAS guidance for “share based payments,” which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the three and six month periods ended June 30, 2010.

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with the SFAS guidance for Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period.  Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants.  At June 30, 2010 and 2009, there were no potential shares of Common Stock that would have an anti-dilutive effect.

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

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE A – SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (Continued)

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

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE B -- INVENTORIES

Inventory consists of the following at June 30, 2010:

Raw materials	$237,786
Finished goods	32,909
$270,695

NOTE C – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2010	December 31, 2009
Accrued officers compensation	$119,014	$-0-
Accrued royalties	2,058	-0-
Other current liabilities	-0-	2,452
	$121,072	$2,452

NOTE D – NOTE PAYABLE-CREDIT LINE

On June 23, 2010 the Company entered into a $150,000 credit line with Trust One Bank (the “Credit Line”).  The Credit Line accrues interest at a rate of 6% per annum, subject to changes in the index rate.  The outstanding balance and any accrued and unpaid interest on the Credit Line is due on December 8, 2010.  The Credit Line is secured by the accounts receivable, inventory and fixed assets of the Company.

NOTE E – RELATED PARTIES

The Company's office space is provided by a related party at no charge.

During the six months ended June 30, 2010, the Company received an aggregate of $130,635 from HHB, LLC, a Tennessee limited liability company owned by the family of Terry Harris, the Company's President (“HBB, LLC”), of which $119,135 has been repaid, leaving a balance of $11,500 at June 30, 2010.  The Company agreed to pay interest on the loan at eight percent (8%).

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE E – RELATED PARTIES (continued)

From November 12, 2009 through December 31, 2009, the Company received an aggregate of $18,961 from HHB, LLC, a Tennessee limited liability company owned by the family of Terry Harris, the Company's President.  The Company executed a demand promissory note to HHB, LLC on November 12, 2009 for $18,961 which bears interest at eight percent (8%).  The principal amount of $18,961 was repaid in April 2010.

On June 30, 2010, the Board of Directors of the Company approved employment agreements (the “Agreements”) for Terry Harris and Timothy Barham, the Company's executive officers.  The Agreements call for a base salary of $120,000 and a nondiscretionary annual bonus equal to $1.00 for each case of any beverage product sold or distributed by the Company during its fiscal year in excess of 120,000 cases. The Company has accrued compensation for the three and six month periods ended June 30, 2010 in the aggregate of $69,698 and $119,014, respectively.

On April 15, 2010, the Company executed a Demand Promissory Note payable to Terry Harris, under the terms of which Mr. Harris has advanced the Company an aggregate of $36,000 between April 2010 and June 2010. The principal balance of the note bears interest at six percent (6%) per annum and is payable upon demand by Mr. Harris.

On May 12, 2010, the Company executed a Demand Promissory Note payable to Timothy Barham, under the terms of which Mr. Barham has advanced the Company $120,000. The principal balance of the note bears interest at six percent (6%) per annum and is payable upon demand by Mr. Barham.

NOTE F – CAPITAL STOCK

At June 30, 2010, the Company had 100,000,000 authorized shares of Common Stock and 100,000,000 authorized shares of Preferred Stock, both with a par value of $0.001 per share.

Common Stock

At June 30, 2010, the Company had 15,000,000 shares of its Common Stock issued and outstanding.   Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  The Company’s Common Stock trades on the Over-the-Counter Bulletin Board under the trading symbol “FBEC.”

On April 15, 2010, the Company became obligated to issue 50,000 shares of its Common Stock to Beckerman under the terms of a consulting agreement dated April 8, 2010.  As of June 30, 2010, the shares have not be issued, however, they have been recorded as being issued for accounting purposes and are included in the Company’s financial statements as such.  See NOTE G – INDEPENDENT CONSULTING AGREEMENT for further details.

None of the Company’s Common Stock is subject to outstanding options or rights to purchase, nor does it have any securities that are convertible into its Common Stock.  The Company has not agreed to register any of its stock for anyone.  The Company currently has an employee stock option plan in effect; however no options have been issued thereunder.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE F – CAPITAL STOCK (continued)

Preferred Stock

At June 30, 2010, the Company had zero shares of its Preferred Stock issued and outstanding.  It is authorized to issue up to 100,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.   If the Company's issues shares of Preferred Stock and is subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Warrants to Purchase Common Stock

At June 30, 2010, the Company had not issued any warrants to purchase Common Stock of the Company.

Stock Options

On May 22, 2008, shareholders representing more than a majority of the Company’s outstanding shares voted to approve the 2008 Equity Incentive Plan (the "Plan").  The total number of shares of Common Stock that may be subject to awards under the Plan will not exceed five million shares, subject to customary adjustments as provided in the Plan. The Plan is generally designed to meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), in order to preserve the Company's ability to take compensation expense deductions in connection with the exercise of options granted and the vesting of performance-based restricted stock under the Plan.  The Plan is to be administered by a committee comprised of not less than two individuals appointed by the Board of Directors, each of whom is (i) to the extent required by Rule 16b-3 and the Exchange Act, a "non-employee director," and (ii) to the extent required by Code Section 162(m), an "outside director."

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

At June 30, 2010, there are no outstanding stock options or other equity awards outstanding under the Company's 2008 Equity Incentive Plan.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE G – DISCONTINUED OPERATIONS

On November 12, 2009, the Company closed two Subscription Agreement transactions with Terry Harris and Timothy Barham, under which each of them acquired 6,680,000 newly issued shares of restricted Common Stock from the Company for a purchase price of $110,000 each, which was paid in cash.  The Company has since abandoned its prior data storage business operations and is now focused exclusively on the development and distribution of New Age/Alternative Beverages, and will initially focus specifically on development and distribution of relaxation beverages.  In accordance with Accounting Standard Codifications (“ASC”) 360 (formerly FAS 144) of FASB, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected its results of operations in the statements of operations through the date of the sale as discontinued operations for the three and six month periods ended June 30, 2010.  The cash flows of discontinued operations have also been reclassified.

The following table presents the revenue and net gain from discontinued operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$-0-	$-0-	$-0-	$-0-
	$-0-	$2,452
Net income from discontinued operations			$-0-	$41,784

NOTE H – INDEPENDENT CONSULTING AGREEMENT

On November 12, 2009, the Company entered into an Independent Consulting Agreement (the "Halter Agreement") with Halter Capital Corporation ("Halter") wherein Halter would provide consulting services to the Company related to corporate finance, securities compliance, and shareholder relations, among other things.  Halter received $220,000 under the terms of this six-month Agreement.  For accounting purposes, $59,558 was expensed in 2009, $109,392 and $51,050 was expensed during the three and six month periods ending June 30, 2010, respectively.

On April 8, 2010, the Company entered into a letter of agreement (the "Beckerman Agreement") with Beckerman ("Beckerman") pursuant to which the Company retained Beckerman, a public relations firm, for a period of twelve months effective April 15, 2010.  Under the terms of the Beckerman Agreement the Company is obligated to issue Beckerman 50,000 shares of Common Stock and pay Beckerman a monthly retainer of $12,000 for its services.  For accounting purposes, $62,500 was expensed during the three month period ending June 30, 2010 and $6,000 was recorded as prepaid consulting as of June 30, 2010.  The 50,000 shares were valued at $32,500 using the fair market value of the Company’s stock on the date of the executed agreement.  This amount was immediately expensed and is included in the $62,500 above.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE I – TRADEMARK ASSIGNMENT AND RELATED ROYALTY

On March 1, 2010, the Company entered into a Purchase Agreement (the "Agreement") with Innovative Beverage Group Holdings, Inc., a Nevada corporation ("Innovative"), for the purchase of the intellectual property rights of a beverage created and developed by Innovative known as "Unwind."  In conjunction with the Agreement, the parties executed a Trademark Assignment which will be filed with the United States Patent and Trademark Office. Under the terms of the Agreement, Frontier purchased (i) all rights to the Unwind flavor, including all rights to the proprietary formula used to manufacture Unwind, (ii) the Unwind name and trademark, and all other trademarks, service marks, copyrights, patents and other intellectual property associated therewith, and (iii) all documentation used in and/or necessary for the manufacture and marketing of the Unwind beverage, including but not limited to manufacturing instructions, ingredient lists, and marketing literature or similar material created for Unwind (the "Purchased Property").  As consideration for the Purchased Property, Frontier agrees to pay Innovative or its assigns (i) sixty cents ($0.60) for every twenty-four (24) cans or bottles (or such other beverage container in which Frontier chooses to sell the Unwind product) of the Unwind flavor brand, and (ii) twelve cents ($0.12) per 12-pack box of any additional delivery system of the Unwind flavor brand (and/or any beverages developed using any of the intellectual property rights included in the Purchased Property) that Frontier sells during each fiscal quarter (the "Royalty Payments").

Frontier's obligation to pay the Royalty Payments to Innovative is perpetual.  Frontier agreed to provide a detailed breakdown of product sold during each quarter with Royalty Payments due and payable within thirty (30) days of the end of each of Frontier's fiscal quarters.  In the event that Unwind is sold to a third party, Frontier's obligation to make Royalty Payments shall cease. Royalty Payments will not be paid to Innovative on samples or slotting product or product used in lieu of money.

During the three and six month periods ending June 30, 2010, the Company sold 1890 and 2890 cases of 16 oz. Unwind Orange 24 pack, respectively.  The Company included $2,058 as accrued expense in the accompanying financial statements.

Under terms of the Agreement, Frontier has the right to sell, transfer or convey the Purchased Property to a third-party purchaser ("Future Sale").  Upon such Future Sale, Frontier shall pay Innovative three and one-half percent (3.5%) of the sales price it receives from such sale of the Purchased Property and/or the sale of any right thereof.  Such payment will be due and payable to Innovative within ten (10) days of the closing of such Future Sale.  If the consideration that Frontier agrees to receive through a proposed Future Sale involves anything but a lump sum payment of cash, then Frontier shall allocate three and one-half percent (3.5%) of any consideration received directly to Innovative.  Upon completion of the Future Sale transaction, Frontier's obligations to Innovative will cease.

NOTE J – SUBSEQUENT EVENTS

On July 13, 2010, the Company issued 50,000 shares of common stock to Anthony Peppers in consideration of consulting work provided to the Company and services to be provided as its Chief Financial Officer.

July 22, 2010, we issued 363,000 shares of our common stock to five individual investors at a price of $0.10 per shares for aggregate proceeds of $36,300.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as well as with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2010, the Company has an accumulated deficit of $878,600, and for the three months ended June 30, 2010 and 2009, incurred net losses of $237,276 and $21,255, respectively.  Management's plans with regard to operations include the aggressive marketing of the Company's new beverage products and obtaining additional funds through the issuance of securities or borrowings.  Accordingly, management is of the opinion that aggressive marketing combined with additional funding will result in improved operations and cash flow in 2010 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

As of June 30, 2010, the Company’s cash balance was $25,421.  Outstanding debt as of June 30, 2010 totaled $551,369, of which $167,500 is attributable to loans from related parties, $150,000 is attributable to a line of credit, and $233,869 was accounts payable and accrued expenses.  The Company’s working capital deficit as of June 30, 2010 was $249,253.

Since we began our New Age/Alternative Beverage operations, we have obtained financing for our operations primarily through personal loans to the Company from Terry Harris and Timothy Barham, both of whom are officers, directors and shareholders of Frontier, and from HBB, LLC, a Tennessee limited liability company, beneficially owned and controlled by Terry Harris and Timothy Barham. Between April 2010 and June 2010, Terry Harris and Timothy Barham respectively advanced the Company $36,000 and $120,000 under the terms of two Demand Promissory Notes, all of which remained outstanding as of June 30, 2010. The principal balance of each note bears interest at six percent (6%) per annum and is payable upon demand.  As of June 30, 2010, HBB, LLC has advanced loans in the aggregate amount of approximately $149,596 to the Company, of which $11,500 remained outstanding. The HBB, LLC loans are to be repaid pursuant to the terms of a Demand Promissory Note which bears interest at eight percent (8%) per annum. On June 23, 2010 we also obtained a line of credit from Trust One Bank in the amount of $150,000 which bears interest an initial rate of six percent (6%) and is subject to change based on the lender’s prime index rate. Interest on the Trust One Bank line of credit is payable monthly and the outstanding principal and any unpaid interest is due on December 8, 2010. The Company will need to raise additional capital to expand operations to the point at which we can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current officers, directors or shareholders may need to contribute funds to sustain operations. However, there is no assurance that our officers, directors or shareholders will contribute necessary funding.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2010, and June 30, 2009

For the three month periods ending June 30, 2010 and 2009, the Company’s revenue totaled $49,140 and $0 respectively from current operations, for which its respective costs of revenues totaled $28,548 and $0. The changes are a result of the Company’s fourth quarter 2009 discontinuation of its data storage business, from which it derived $2,452 in income for the three month period ending June 30, 2009. For the three month period ending June 30, 2010, the Company had selling, general and administrative costs totaling $255,150 compared to $23,707 for the same period in 2009, an increase of $231,443.  This increase is a result of the costs associated with marketing, officer compensation, an Independent Consulting Agreement entered into with Halter Capital Corporation dated November 12, 2009 and other professional fees.

Comparison of Six Month Periods Ended June 30, 2010 and June 30, 2009

For the six month periods ending June 30, 2010 and 2009, the Company’s revenue totaled $89,180 and $0 respectively from current operations, for which its respective costs of revenues totaled $47,887 and $0. As noted above, the changes are a result of the Company’s fourth quarter 2009 discontinuation of its data storage business, from which it derived $41,784 in income for the six month period ending June 30, 2009. For the six month period ending June 30, 2010, the Company had selling, general and administrative costs totaling $457,711 compared to $43,735 for the same period in 2009, an increase of $413,976.  This increase is a result of the costs associated with marketing, officer compensation, an Independent Consulting Agreement entered into with Halter Capital Corporation dated November 12, 2009 and other professional fees.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Contractual Obligations and Material Agreements

On April 8, 2010 the Company entered into a letter of agreement (the “Beckerman Agreement”) pursuant to which the Company retained Beckerman, a public relations firm, for a period of 12 months, effective April 15, 2010. Under the terms of the Beckerman Agreement, the Company issued Beckerman 50,000 shares of Common Stock and is obligated to pay Beckerman a monthly retainer of $12,000 for its services.

Terry Harris, who serves as a Director and the President and the Treasurer of the Company, entered into an Employment Agreement with the Company (the “Harris Employment Agreement”), setting forth the terms of his service as President and Treasurer, as well as such other services equal with his position which may be assigned to him by the Board of Directors of the Company.  Under the Harris Employment Agreement, which was effective as of January 1, 2010, Mr. Harris’ compensation is set at $120,000 annually, and he is entitled to a nondiscretionary annual bonus equal to $1.00 for each case of beverage product sold or distributed by the Company, less $120,000.  The annual bonus shall be paid 30 days after the end of the year or Mr. Harris’ termination of employment with the Company, unless otherwise agreed to by Mr. Harris and the Company.  If the Harris Employment Agreement is terminated, for any reason, Mr. Harris shall receive a pro-rated amount of the bonus based on the reduced bonus period.  Both the base salary and the annual bonus may be increased or decreased at the sole discretion of the Board of Directors of the Company.   Mr. Harris is also entitled to participate in and receive benefits under any plan or arrangement made available by the Company to its employees, including any medical, dental, disability, and life insurance and 401(k) programs. Mr. Harris’ employment with the Company is at-will, which means that either the Company or Mr. Harris may terminate the Harris Employment Agreement at any time, with or without reason or notice.   The Harris Employment Agreement was approved by the Board of Directors of the Company on June 30, 2010, and is retroactive to January 1, 2010 as noted above.

Timothy Barham, who serves as a Director and the Vice-President and the Secretary of the Company, entered into an Employment Agreement with the Company (the “Barham Employment Agreement”), setting forth the terms of his service as Vice-President and Secretary, as well as such other services equal with his position which may be assigned to him by the Board of Directors of the Company.  Under the Barham Employment Agreement, which is effective as of January 1, 2010, Mr. Barham’ compensation is set at $120,000 annually, and he is entitled to a nondiscretionary annual bonus equal to $1.00 for each case of beverage product sold or distributed by the Company, less $120,000.  The annual bonus shall be paid 30 days after the end of the year or Mr. Barham’s termination of employment with the Company, unless otherwise agreed to by Mr. Barham and the Company.  If the Barham Employment Agreement is terminated, for any reason, Mr. Barham shall receive a pro-rated amount of the bonus based on the reduced bonus period.  Both the base salary and the annual bonus may be increased or decreased at the sole discretion of the Board of Directors of the Company.   Mr. Barham is also entitled to participate in and receive benefits under any plan or arrangement made available by the Company to its employees, including any medical, dental, disability, and life insurance and 401(k) programs.  Furthermore, Mr. Barham’s employment with the Company is at-will, which means that either the Company or Mr. Barham may terminate the Barham Employment Agreement at any time, with or without reason or notice.   The Barham Employment Agreement was approved by the Board of Directors of the Company on June 30, 2010, and is retroactive to January 1, 2010 as noted above.

On April 15, 2010, the Company executed a Demand Promissory Note payable to Terry Harris, under the terms of which Mr. Harris has advanced the Company an aggregate of $36,000 between April 2010 and June 2010. The principal balance of the note bears interest at six percent (6%) per annum and is payable upon demand by Mr. Harris.

On May 12, 2010, the Company executed a Demand Promissory Note payable to Timothy Barham, under the terms of which Mr. Barham has advanced the Company $120,000. The principal balance of the note bears interest at six percent (6%) per annum and is payable upon demand by Mr. Barham.

On June 23, 2010 the Company and Empire Food Brokers, Inc. exectued a Universal Note and Security Agreement pursuant to which it obtained a line of credit from Trust One Bank in the amount of $150,000. The outstanding principal drawn under the line of credit bears interest an initial rate of six percent (6%) and is subject to change based on the lender’s prime index rate. Interest on the Trust One Bank line of credit is payable monthly and the outstanding principal and any unpaid interest is due on December 8, 2010. The obligations under the Universal Note and Security Agreement are secured by all inventory, equipment and accounts of the Company and Empire Food Brokers, Inc. Terry Harris, our President, Treasurer and a Director of the Company, is also a principal shareholder and vice president of Empire Food Brokers, Inc.

Recent Events

On August 12, 2010, the Board of Directors Frontier Beverage Company, Inc. (“Frontier” or the “Company”) appointed Anthony Peppers, age 47, to serve as Chief Financial Officer of the Company.  As Chief Financial Officer, Mr. Peppers will be responsible for the Company's financial operations, including accounting and reporting, financial planning and analysis, tax matters, audit matters and investor relations. Mr. Peppers has informally consulted with and provided support to management of Frontier since December 2009. On July 13, 2010, the Company issued 50,000 shares of Frontier common stock to Mr. Peppers in consideration of work provided to the Company both prior to and subsequent to his appointment as Chief Financial Officer. Though there is currently no plan to do so, Board of Directors may grant M. Peppers additional compensation for his services in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Terry Harris, our principal executive officer and principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2010, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer and our management concluded that the Company's disclosure controls and procedures as of June 30, 2010 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our first quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

We did not issue any unregistered securities during the three months ended June 30, 2010. Subsequent to the end of our second fiscal quarter, we issued the following unregistered securities:

July 22, 2010, we issued 363,000 shares of our common stock to five individual investors at a price of $0.10 per shares for aggregate proceeds of $36,300.

On July 13, 2010, the Company issued 50,000 shares of common stock to Anthony Peppers in consideration of consulting work provided to the Company and services to be provided as its Chief Financial Officer.

The common stock was privately offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Company reasonably believed that each of the purchasers of such securities had access to information concerning its operations and financial condition, was acquiring the securities for its own account and not with a view to the distribution thereof, and was an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Furthermore, no “general solicitation of investors” was made by the Company with respect to sale of any of the securities. At the time of their issuance, the securities described above were deemed to be restricted securities for purposes of the Securities Act and the documentation representing the securities bear legends and/or non-transfer provisions to that effect.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

On August 12, 2010, the Board of Directors Frontier Beverage Company, Inc. (“Frontier” or the “Company”) appointed Anthony Peppers, age 47, to serve as Chief Financial Officer of the Company.  As Chief Financial Officer, Mr. Peppers will be responsible for the Company's financial operations, including accounting and reporting, financial planning and analysis, tax matters, audit matters and investor relations. Mr. Peppers has informally consulted with and provided support to management of Frontier since December 2009. On July 13, 2010, the Company issued 50,000 shares of Frontier common stock to Mr. Peppers in consideration of work provided to the Company through that date and as compensation for his continuing services as Chief Financial Officer upon appointment. Mr. Peppers does not currently have a formal written employment agreement with Frontier, however, management reserves the right to grant Mr. Peppers additional compensation or enter into a formal employment agreement with Mr. Peppers at such time and on such terms as it may deem appropriate in the future.

Anthony Peppers brings over 25 years experience within the consumer packaged goods industry.  Since February 2009, Mr. Peppers was employed by Ledbetter Packing Company.  There he was the Vice President of Strategy and Finance, where he was responsible for strategy, planning, and financial performance of the privately held corporation based in Memphis, Tennessee.  Before joining Ledbetter, Mr. Peppers was a principal with Strategic Business Group, Inc., a corporate strategy consulting firm he founded in July 1998.  During his tenure at Strategic Business Group, Inc., he worked to help improve effectiveness of strategic, operational and marketing initiatives at various multibillion-dollar companies.  In 1996, Mr. Peppers joined Bruno’s Foods where he served as General Manager for perishables, and prior to Bruno’s, Anthony began his career with Kraft Foods.  There, he held a variety of sales and information analytics positions during his nine year tenure.  Anthony has a Master of Business Administration from Jack C. Massey School of Business, Belmont University and a Baccalaureate from the University of Tennessee.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
10.1	Demand Promissory Note payable to HBB, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010)(1)
10.2
Contract by and Between Beckerman and Frontier Beverages Letter of Agreement, dated effective as of April 15, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2010).

10.3	Employment Agreement with Terry Harris (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on July 7, 2010). (1)
10.4	Employment Agreement with Timothy Barham (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the Commission on July 7, 2010). (1)
10.5	Universal Note and Security Agreement by and among Frontier Beverage Company, Inc. and Empire Food Brokers, Inc. (Borrowers) and Trust One Bank (Lender) dated June 23, 2010.*
10.6	Demand Promissory Note payable to Terry Harris dated April 15, 2010.*(1)
10.7	Demand Promissory Note payable to Timothy Barham dated May 12, 2010.*(1)
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.
(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 16, 2010	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer, Financial and Accounting Officer and Authorized Signatory)