Form 10-Q
period 2010-09-30
Frontier Beverage Company, Inc
filed 2010-11-12
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FRONTIER BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1837 Harbor Avenue, Post Office Box 13098, Memphis, Tennessee	38113
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of November 3, 2010 was 18,781,000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Accounts receivable	$62,075	$-
Inventory	259,156	-
Prepaid expense	9,640	160,442

Total current assets	330,871	160,442

Total assets	$330,871	$160,442

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable-trade	$35,928	$-
Bank overdraft	2,871	-
Note and loans payable to related party	142,925	18,961
Note payable-credit line	150,000	-
Accrued interest-related party	7,659	-
Accrued interest-credit line	175	-
Other accrued expenses	24,505	2,342

Total current liabilities	364,063	21,303

Stockholders' Equity (Deficit):

Preferred stock - par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001;100,000,000 shares authorized; 18,426,000 and 15,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	18,426	15,000
Additional paid-in capital	1,315,021	581,847
Accumulated deficit	(1,366,639)	(457,708)

Total stockholders' equity (deficit)	(33,192)	139,139

Total liabilities and stockholders' equity (deficit)	$330,871	$160,442

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$204,601	$-	$293,781	$-

Cost of revenues	94,279	-	142,166	-

Gross profit	110,322	-	151,615	-

Operating expenses:
Selling, general and administrative	592,454	22,965	1,050,165	66,700

Total operating expenses	592,454	22,965	1,050,165	66,700

Operating loss	(482,132)	(22,965)	(898,550)	(66,700)

Interest expense	(5,907)	-	(10,381)	-

Loss before taxes	(488,039)	(22,965)	(908,931)	(66,700)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(488,039)	(22,965)	(908,931)	(66,700)

Discontinued operations:
Income from operations of discontinued component	-	17,274	-	59,030

Income from discontinued operations	-	17,274	-	59,030

Net loss	$(488,039)	$(5,691)	$(908,931)	$(7,670)

Loss per share, basic and diluted:
Continuing operations	$(0.03)	$(0.01)	$(0.06)	$(0.04)

Discontinued operations	$-	$0.01	$-	$0.04

Weighted average number of shares outstanding	16,689,082	1,640,000	15,583,134	1,640,000

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	1,640,000	$1,640	$375,207	$(434,545)	$(57,698)

Shares issued for cash	13,360,000	13,360	206,640	-	220,000
Net loss	-	-	-	(23,163)	(23,163)

Balance, December 31, 2009	15,000,000	15,000	581,847	(457,708)	139,139

Shares issued for services	1,800,000	1,800	572,200	-	574,000
Shares issued for cash	1,626,000	1,626	160,974	-	162,600
Net loss	-	-	-	(908,931)	(908,931)

Balance, September 30, 2010	18,426,000	$18,426	$1,315,021	$(1,366,639)	$(33,192)

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(908,931)	$(66,700)
Adjustments to reconcile net loss to net cash flows from operating activities:
Common stock issued for services-related parties	496,000	-
Common stock issued for services	78,000	-
Income from operations of discontinued components	-	59,030
(Increase) decrease in:
Accounts receivable	(62,075)	635
Inventory	(259,156)	-
Prepaid expenses	150,802	-
Accounts payable and accrued expenses	65,925	(7,780)

Net cash flows used in operating activities	(439,435)	(14,815)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	162,600	-
Increase in cash overdraft	2,871	-
Proceeds from related party loans	363,635	-
Repayment of related party loans	(239,671)	12,000
Note payable-credit line	150,000	-

Net cash flows provided by financing activities	439,435	12,000

Decrease in cash	-	(2,815)
Cash, beginning of period	-	3,369
Cash, end of period	$-	$554

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$2,634	$-

Income taxes paid	$-	$-

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc.  The Company's Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "FBEC."

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of operations and cash flows for the three and nine month periods ended September 30, 2010 have been included.  The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At September 30, 2010 and December 31, 2009 the Company did not have any financial instruments.

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
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts (continued)

After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  At September 30, 2010 and December 31, 2009 the Company had accounts receivable totaling $62,075 and $0, respectively.  At September 30, 2010 there was no allowance for doubtful accounts recorded.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.  The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables.  Although there was $62,075 in accounts receivables at September 30, 2010, it was determined that there was no credit risk.

Customer Concentration Risk

During the three and nine month periods ended September 30, 2010 the Company’s sales were to six customers.

Inventories

Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At September 30, 2010 there was no reserve for obsolescence recorded.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered.  At September 30, 2010 and December 31, 2009 the Company did not have any long-lived assets.

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
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company adopted the SFAS guidance for “share based payments,” which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the three and nine month periods ended September 30, 2010 and 2009.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with the SFAS guidance for Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period.  Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants.  At September 30, 2010 and 2009, there were no potential shares of Common Stock that would have an anti-dilutive effect.

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
SEPTEMBER 30, 2010
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

Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (“Subtopic 470-20”). This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements are issued in contemplation of convertible debt issuance. Subtopic 470-20 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted.  Management believes Subtopic 470-20 will have no impact on the financial statements of the Company once adopted.

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
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued and Newly Adopted Accounting Pronouncements (continued)

Subsequent Events

The Company evaluates subsequent events for inclusion in the financial statements through the date that the financial statements are available to be issued.

NOTE B – INVENTORIES

Inventory consists of the following at September 30, 2010:

Raw materials	$64,755
Finished goods	194,401
$259,156

NOTE C – PREPAID EXPENSE

Prepaid expense consists of the following at September 30, 2010:

	September 30, 2010	December 31, 2009
Prepaid consulting	$6,000	$160,442
Prepaid insurance	3,640	-0-
	$9,640	$160,442

NOTE D – OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Accrued officers compensation	$19,726	$-0-
Accrued royalties	3,757	-0-
Other current liabilities	1,021	2,342
	$24,505	$2,342

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE E – NOTE PAYABLE-CREDIT LINE

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

NOTE F – RELATED PARTIES

The Company's office space is provided by a related party at no charge.

During the nine months ended September 30, 2010, the Company received an aggregate of $147,635 from HHB, LLC, a Tennessee limited liability company beneficially owned and controlled by Terry Harris and Timothy Barham, who serve as directors of the Company, and respectively, the Company’s President and Treasurer and the Company’s Vice President and Secretary, of which $119,135 has been repaid, leaving a balance of $28,500 at September 30, 2010.  The Company agreed to pay interest on the loan at eight percent (8%).

On August 18, 2010, the Company issued 800,000 shares of Common Stock each to Terry Harris, the Company’s President and Treasurer and Tim Barham, the Company’s Vice President and Secretary, in lieu of and in full satisfaction of base salary obligations of approximately $80,000 each, accruing between January 1 and August 31, 2010 (the “Compensation Offset”).  The 1,600,000 shares were valued at $496,000 using the fair market value of the Company’s stock on the date of the agreement and were recorded as a reduction in accrued officer’s compensation (approximately $160,000) and non-cash compensation (approximately $336,000) in the Company’s financial statements at September 30, 2010.

On June 30, 2010, the Board of Directors of the Company approved employment agreements (the “Agreements”) for Terry Harris and Timothy Barham, who serve as directors and executive officers of the Companys.  The Agreements call for a base salary of $120,000 (retroactive to January 1, 2010) and a nondiscretionary annual bonus equal to $1.00 for each case of any beverage product sold or distributed by the Company during its fiscal year in excess of 120,000 cases. As no compensation payments were made to Mr. Harris or Mr. Barham during the nine months ended September 30, 2010, the Company has recorded accrued compensation for the three and nine month periods ended September 30, 2010 in the aggregate of $60,493 and $179,507, respectively.  After applying the Compensation Offset to accrued compensation, the outstanding aggregate balance at September 30, 2010 was $19,726.

On April 15, 2010, Terry Harris, a director and the Company’s President and Treasurer, agreed to loan the Company $12,000 per month for twelve months with the proceeds from the loan used specifically to make monthly payments in accordance with terms of a consulting agreement further described below in NOTE I – INDEPENDENT CONSULTING AGREEMENT.   The Company agreed to pay interest on the loan at six percent (6%).  At September 30, 2010 the balance of the loan was $72,000.

On May 12, 2010, Tim Barham, a director and the Company’s Vice President and Secretary, loaned the Company $120,000 on which the Company agreed to pay interest at six percent (6%).  During the September 2010, the Company repaid $77,575 leaving a balance of $42,425 at September 30, 2010.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE F – RELATED PARTIES (continued)

From November 12, 2009 through December 31, 2009, the Company received an aggregate of $18,961 from HHB, LLC, a Tennessee limited liability company beneficially owned and controlled by Terry Harris and Timothy Barham.

The Company executed a demand promissory note to HHB, LLC on November 12, 2009 for $18,961 which bears interest at eight percent (8%).  The principal amount of $18,961 was repaid in April 2010.

NOTE G – CAPITAL STOCK

At June 30, 2010, the Company had 100,000,000 authorized shares of Common Stock and 100,000,000 authorized shares of Preferred Stock, both with a par value of $0.001 per share.

Common Stock

At September 30, 2010, the Company had 18,426,000 shares of its Common Stock issued and outstanding.   Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  Our Common Stock is quoted on the Over-the-Counter Bulletin Board under the trading symbol “FBEC.”

During the three months ended September 30, 2010, the Company sold 1,626,000 shares of its common stock to eighteen (18) individual investors at a price of $0.10 per share for aggregate proceeds of $162,000.

On August 18, 2010, the Company issued 800,000 shares of common stock each to Terry Harris, the Company’s President and Treasurer and Tim Barham, the Company’s Vice President and Secretary, as further described above in NOTE F – RELATED PARTIES.

On July 13, 2010, the Company issued 50,000 shares of common stock to Anthony Peppers in consideration of consulting work provided to the Company and service to be provided as its Chief Financial Officer.  The 50,000 shares were valued at $14,500 using the fair market value of the Company’s stock on the date of the executed agreement and were recorded as non-cash compensation in the Company’s financial statements at September 30, 2010.

Also on August 13, 2010, the Company issued 50,000 shares of common stock each to Theodore Mandes and Roderic Fink in consideration for their continuing services as Advisory Board Members.  The 100,000 shares were valued at $31,000 using the fair market value of the Company’s stock on the date of the agreement and were recorded as non-cash compensation in the Company’s financial statements at September 30, 2010.

On April 15, 2010, the Company became obligated to issue 50,000 shares of its Common Stock to Beckerman under the terms of a consulting agreement dated April 8, 2010.  See NOTE I – INDEPENDENT CONSULTING AGREEMENT for further details.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE G – CAPITAL STOCK (continued)

None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into our Common Stock.  We have not agreed to register any of our stock for anyone.  We currently have in effect an employee stock option plan; however no options have been issued thereunder.

Preferred Stock

At June 30, 2010, the Company had zero shares of its Preferred Stock issued and outstanding.  We are authorized to issue up to 100,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  If the Company's issues shares of Preferred Stock and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Warrants to Purchase Common Stock

At September 30, 2010, the Company had not issued any warrants to purchase Common Stock of the Company.

Stock Options

On May 22, 2008, shareholders representing more than a majority of the Company outstanding shares of Common Stock voted to approve the 2008 Equity Incentive Plan (the "Plan").  The total number of shares of Common Stock that may be subject to awards under the Plan will not exceed five million shares, subject to customary adjustments as provided in the Plan. The Plan is generally designed to meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), in order to preserve the Company's ability to take compensation expense deductions in connection with the exercise of options granted and the vesting of performance-based restricted stock under the Plan.  The Plan is to be administered by a committee comprised of not less than two individuals appointed by the Board of Directors, each of whom is (i) to the extent required by Rule 16b-3 and the Exchange Act, a "non-employee director," and (ii) to the extent required by Code Section 162(m), an "outside director."

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

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE G – CAPITAL STOCK (continued)

At September 30, 2010, there are no outstanding stock options or other equity awards outstanding under the Company's 2008 Equity Incentive Plan.

NOTE H – DISCONTINUED OPERATIONS

On November 12, 2009, the Company closed two Subscription Agreement transactions with Terry Harris and Timothy Barham, under which each of them acquired 6,680,000 newly issued shares of restricted Common Stock from the Company for a purchase price of $110,000 each, which was paid in cash.  The Company has since abandoned its prior data storage business operations and is now focused exclusively on the development and distribution of New Age/Alternative Beverages, and will initially focus specifically on development and distribution of relaxation beverages.  In accordance with Accounting Standard Codifications (“ASC”) 360 (formerly FAS 144) of FASB, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected its results of operations in the statements of operations through the date of the sale as discontinued operations for the three and nine month periods ended September 30, 2010.  The cash flows of discontinued operations have also been reclassified.

The following table presents the revenue and net gain from discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$-0-	$-0-	$-0-	$-0-
Net income from discontinued operations	$-0-	$17,274	$-0-	$59,030

NOTE I – INDEPENDENT CONSULTING AGREEMENT

On November 12, 2009, the Company entered into an Independent Consulting Agreement (the "Halter Agreement") with Halter Capital Corporation ("Halter") wherein Halter would provide consulting services to the Company related to corporate finance, securities compliance, and shareholder relations, among other things.  Halter received $220,000 under the terms of this six-month Agreement.  For accounting purposes, $59,558 was expensed in 2009, $0 and $160,442 was expensed during the three and nine month periods ended September 30, 2010, respectively.

On April 8, 2010, the Company entered into a letter of agreement (the "Beckerman Agreement") with Beckerman ("Beckerman") pursuant to which the Company retained Beckerman, a public relations firm, for a period of twelve months effective April 15, 2010.  Under the terms of the Beckerman Agreement, the Company is obligated to issue Beckerman 50,000 shares of Common Stock and pay Beckerman a monthly retainer of $12,000 for its services.  For accounting purposes, $36,000 and $62,500 was recorded as expense during the three and nine month periods ended September 30, 2010 and $6,000 was recorded as prepaid consulting as of September 30, 2010.  The 50,000 shares were valued at $32,500 using the fair market value of the Company’s stock on the date of the executed agreement.  This amount was immediately expensed and is included in the nine month period ended September 30, 2010.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a ASSURE DATA, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE J – TRADEMARK ASSIGNMENT AND RELATED ROYALTY

On March 1, 2010, the Company entered into a Purchase Agreement (the "Agreement") with Innovative Beverage Group Holdings, Inc., a Nevada corporation ("Innovative"), for the purchase of the intellectual property rights of a beverage created and developed by Innovative known as "Unwind."  In conjunction with the Agreement, the parties executed a Trademark Assignment which will be filed with the United States Patent and Trademark Office. Under the terms of the Agreement, the Company purchased (i) all rights to the Unwind flavor, including all rights to the proprietary formula used to manufacture Unwind, (ii) the Unwind name and trademark, and all other trademarks, service marks, copyrights, patents and other intellectual property associated therewith, and (iii) all documentation used in and/or necessary for the manufacture and marketing of the Unwind beverage, including but not limited to manufacturing instructions, ingredient lists, and marketing literature or similar material created for Unwind (the "Purchased Property").  As consideration for the Purchased Property, the Company agreed to pay Innovative or its assigns (i) sixty cents ($0.60) for every twenty-four (24) cans or bottles (or such other beverage container in which the Company chooses to sell the Unwind product) of the Unwind flavor brand, and (ii) twelve cents ($0.12) per 12-pack box of any additional delivery system of the Unwind flavor brand (and/or any beverages developed using any of the intellectual property rights included in the Purchased Property) that the Company sells during each fiscal quarter (the "Royalty Payments").

The Company's obligation to pay the Royalty Payments to Innovative is perpetual.  The Company agreed to provide a detailed breakdown of product sold during each quarter with Royalty Payments due and payable within thirty (30) days of the end of each of the Company's fiscal quarters.  In the event that Unwind is sold to a third party, the Company's obligation to make Royalty Payments shall cease. Royalty Payments will not be paid to Innovative on samples or slotting product or product used in lieu of money.

During the three and nine month periods ended September 30, 2010, the Company sold zero and 2,848 cases of 16 oz. Unwind Orange 24 packs, respectively.  The Company began selling 12 oz. Unwind Orange 12 packs during the three month period ended September 30, 2010 and sold 17,065 cases during such period.

The Company included $3,757 as accrued expense in the accompanying financial statements.  Under terms of the Agreement, the Company has the right to sell, transfer or convey the Purchased Property to a third-party purchaser ("Future Sale").  Upon such Future Sale, the Company shall pay Innovative three and one-half percent (3.5%) of the sales price it receives from such sale of the Purchased Property and/or the sale of any right thereof.  Such payment will be due and payable to Innovative within ten (10) days of the closing of such Future Sale.  If the consideration that the Company agrees to receive through a proposed Future Sale involves anything but a lump sum payment of cash, then the Company shall allocate three and one-half percent (3.5%) of any consideration received directly to Innovative.  Upon completion of the Future Sale transaction, the Company's obligations to Innovative will cease.

NOTE K – SUBSEQUENT EVENTS

In October 2010, the Company sold 355,000 shares of its Common Stock to five individual investors at a price of $0.10 per share for aggregate proceeds of $35,500.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010, as well as with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At September 30, 2010, the Company has an accumulated deficit of $1,366,639, and for the three months ended September 30, 2010 and 2009, incurred net losses of $488,039 and $5,691, respectively.  Management's plans with regard to operations include the aggressive marketing of the Company's new beverage products and obtaining additional funds through the issuance of securities or borrowings.  Accordingly, management is of the opinion that aggressive marketing combined with additional funding will result in improved operations and cash flow in the fourth quarter of 2010 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

Since the Company filed its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2010, we have adopted the following Critical Accounting Policies in addition to those described therein:

Inventories

Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At September 30, 2010 there was no reserve for obsolescence recorded.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered.  At September 30, 2010 and December 31, 2009 the Company did not have any long-lived assets.

Recently Issued and Newly Adopted Accounting Pronouncements

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

Subsequent Events

The Company evaluates subsequent events for inclusion in the financial statements through the date that the financial statements are available to be issued.

Liquidity and Capital Resources

The Company began its current New Age/Alternative Beverage operations in November 2009, and we have not yet attained a level of sales revenue which would allow us to meet our current overhead.  We do not contemplate attaining profitable operations prior to the first quarter of 2011, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue operations.

As of September 30, 2010, the Company’s cash balance was $0.  Outstanding debt as of September 30, 2010 totaled $364,063, of which $150,584 is attributable to loans from related parties, $150,175 is attributable to a line of credit, and $63,304 was accounts payable and accrued expenses.  The Company’s working capital deficit as of September 30, 2010 was $33,192.

Since we began our New Age/Alternative Beverage operations, we have obtained financing for our operations primarily through personal loans to the Company from Terry Harris and Timothy Barham, both of whom are officers, directors and shareholders of Frontier, and from HBB, LLC, a Tennessee limited liability company, beneficially owned and controlled by Terry Harris and Timothy Barham. As of September 30, 2010, Terry Harris had advanced the Company $72,000 under the terms of a Demand Promissory Note, all of which remained outstanding, and Timothy Barham had advanced the Company $120,000 under the terms of a separate Demand Promissory Note, $42,425 of which remained outstanding. The principal balance of each note bears interest at six percent (6%) per annum and is payable upon demand.  During the nine months ended September 30, 2010, HBB, LLC advanced loans in the aggregate principal amount of approximately $147,635 to the Company, of which $28,500 remained outstanding as of September 30, 2010. The HBB, LLC loans are to be repaid pursuant to the terms of a Demand Promissory Note which bears interest at eight percent (8%) per annum. On June 23, 2010 we also obtained a line of credit from Trust One Bank in the amount of $150,000, which bears interest an initial rate of six percent (6%) and is subject to change based on the lender’s prime index rate. Interest on the Trust One Bank line of credit is payable monthly and the outstanding principal and any unpaid interest is due on December 8, 2010. The Company will need to raise additional capital to expand operations to the point at which we can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current officers, directors or shareholders may need to contribute funds to sustain operations. However, there is no assurance that our officers, directors or shareholders will contribute necessary funding.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2010, and September 30, 2009

For the three month periods ending September 30, 2010 and 2009, the Company’s revenue totaled $204,601 and $0 respectively from current operations, for which its respective costs of revenues totaled $94,279 and $0. The changes are a result of the Company’s fourth quarter 2009 discontinuation of its data storage business, from which it derived $17,274 in net income for the three month period ending September 30, 2009. A significant increase in sales to distributors during the quarter also contributed to the growth in revenue to distributors. For the three month period ending September 30, 2010, the Company had selling, general and administrative costs totaling $592,454 compared to $22,965 for the same period in 2009, an increase of $569,489.  This increase is a result of the costs associated with marketing, officer compensation, an Independent Consulting Agreement entered into with Halter Capital Corporation dated November 12, 2009 (the “Halter Agreement”) and other professional fees.

Comparison of Nine Month Periods Ended September 30, 2010 and September 30, 2009

For the nine month periods ending September 30, 2010 and 2009, the Company’s revenue totaled $293,781 and $0 respectively from current operations, for which its respective costs of revenues totaled $142,166 and $0. As noted above, the changes are a result of the Company’s fourth quarter 2009 discontinuation of its data storage business, from which it derived $59,030 in income for the nine month period ending September 30, 2009. A significant increase in sales to distributors during the quarter also contributed to the growth in revenue. For the nine month period ending September 30, 2010, the Company had selling, general and administrative costs totaling $1,050,165 compared to $66,700 for the same period in 2009, an increase of $983,465.  This increase is a result of the costs associated with marketing, officer compensation, the Halter Agreement and other professional fees.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Terry Harris, our principal executive officer and, Anthony Peppers, our principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2010, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer, our principal financial officer and our management concluded that the Company's disclosure controls and procedures as of September 30, 2010 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our first quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

During the three months ended September 30, 2010, we issued the following unregistered securities:

On July 13, 2010, the Company issued 50,000 shares of common stock to Anthony Peppers in consideration of consulting work provided to the Company and services to be provided as our Chief Financial Officer.

On July 23, 2010, we issued 363,000 shares of our common stock to five individual investors at a price of $0.10 per shares for aggregate proceeds of $36,300.

On August 18, 2010, the Company issued 800,000 shares of common stock to Terry Harris, our President and Treasurer, and 800,000 shares of common stock to Timothy Barham, our Vice President and Secretary, in lieu of and in complete satisfaction of base salary obligations of $80,000 to each of the officers accruing between January 1, 2010 and August 31, 2010.

On August 18, 2010, the Company issued 50,000 shares of common stock to Theodore R. Mandes and 50,000 shares of common stock to Roderic Fink, the fair market value of which was determined by the Board of Directors to be $0.10 per share, in consideration of their continuing services as Advisory Board members.

On September 1, 2010, we issued 1,171,500 shares of our common stock to eleven individual investors at a price of $0.10 per shares for aggregate proceeds of $117,150.

On October 7, 2010, we issued 446,500 shares of our common stock to five individual investors at a price of $0.10 per shares for aggregate proceeds of $44,650.

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
10.5
Universal Note and Security Agreement by and among Frontier Beverage Company, Inc. and Empire Food Brokers, Inc. (Borrowers) and Trust One Bank (Lender) dated June 23, 2010. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010)

10.6
Demand Promissory Note payable to Terry Harris dated April 15, 2010. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010) (1)

10.7
Demand Promissory Note payable to Timothy Barham dated May 12, 2010. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010) (1)

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

November 12, 2010	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer and Authorized Signatory)

November 12, 2010
/s/ Anthony Peppers
Anthony Peppers
Chief Financial Officer (Principal Financial and Accounting Officer)