Form 10-K
period 2010-12-31
Frontier Beverage Company, Inc
filed 2011-03-29
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ____________________

Commission File No.  000-52297

FRONTIER BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1837 Harbor Avenue, Post Office Box 13322, Memphis, Tennessee	38113
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(877) 233-7359

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was $426,400 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 21, 2011 was 18,781,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report”), the terms “we,”  “us,”  “our,”  “Frontier,” or the “Company” refers to Frontier Beverage Company, Inc. f/k/a Assure Data, Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors.  Such factors include, among others:  (i) our ability to obtain ingredients for our product at competitive prices, (ii) our ability to execute contracts with beverage co-packers (beverage manufacturers) and distributors, (iii) our ability to attract consumers who want to purchase our product, and (iv) our ability to compete within the New Age/Alternative Beverage industry.  Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (the “SEC”).  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

On June 4, 2008, with the approval of the Company's Board of Directors and a majority of its shareholders, the Company filed a Certificate to Accompany Restated Articles and a Certificate of Amendment along with its Amended and Restated Articles of Incorporation (the "Amendment").  The Amendment pertained to a change in the Company's capital structure.  Prior to the Amendment, the Company was authorized to issue 100,000,000 shares of one class of stock, common stock, $0.001 par value per share ("Common Stock").  The Amendment authorized the Company to issue two classes of stock; 100,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock").

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

 Subsequent to the change in control described above, the Company entered into a Settlement Agreement on November 13, 2009 (the “Settlement Agreement”) with its former President, Treasurer and director, Robert Lisle, pursuant to which the Company transferred to Mr. Lisle all assets and properties used by the Company in its data storage business, including cash, accounts receivable, intellectual property rights,  computers and data storage devices, and use of the name "Assure Data" in exchange for the cancellation of debt of $59,961 owed by the Company to Mr. Lisle.

After the change of control, the Board of Directors decided to change the principal operations of the Company and move its corporate address to 1837 Harbor Avenue, Memphis, Tennessee  38113.  The Company has since abandoned its prior data storage business operations and is now focused exclusively on the development and distribution of New Age/Alternative Beverages, and will initially focus specifically on development and distribution of relaxation beverages. The descriptive term “New Age/Alternative Beverages” describes products that include energy drink/infused water, fruit juices and drinks, dairy and dairy substitutes, and bottled/canned teas.

On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc.  The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

On March 1, 2010, the Company entered into a Purchase Agreement (the "Agreement") with Innovative Beverage Group Holdings, Inc., a Nevada corporation ("Innovative") and a Trademark Assignment for the purchase of the intellectual property rights of a beverage created and developed by Innovative known as "Unwind."  See further information disclosed at “Item 1. Business – Intellectual Property.”

We intend to continue development, marketing, sale and distribution of relaxation beverages.  We launched our first proprietary beverage in early 2010 and we intend to develop additional proprietary beverage products in various categories to provide consumers with an array of fresh and unique concepts in the New Age/Alternative Beverages category.

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

Products

On March 1, 2010, we acquired certain intellectual property rights for a proprietary relaxation beverage created and developed by Innovative Beverage Group Holdings, Inc. known as UnWind Ultimate Relaxation™ (“UnWind™”). UnWind™ is a light beverage designed to relax the consumer's mind and body without the negative hang-over and side effects of alcohol and other substances. The Company views UnWind™ as the polar opposite of mainstream energy drinks. Whereas energy drinks generally give the consumer a short burst of energy, UnWind™ by contrast, contains ingredients believed to calm and relax consumers.

Our proprietary and unique UnWind™ formulation uses natural ingredients generally known for their calming properties.  The main ingredients of melatonin, rose hips, valerian root, and passion flower are combined with the powerful antioxidants of Goji and Acai. Most of the principle ingredients of UnWind™ are generally regarded as safe (GRAS) by the Food and Drug Administration (“FDA”), meaning that most of the contents in UnWind™  are generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use. However, some of the ingredients are considered dietary ingredients and have not been evaluated by the FDA for safety, effectiveness, or purity. As a product that contains dietary ingredients, UnWind™ is considered a dietary supplement as defined by the Dietary Supplement Health and Education Act (DSHEA) of 1994. We believe UnWind™ is a beverage suitable for all adults participating in any lifestyle, even including health conscious individuals.

We market, sell and maintain inventory of UnWind™ in Citrus Orange, Goji Grape and Pom Berry flavors in cases of twelve, 12-ounce slim cans. In addition to 12-ounce cans of UnWind™, we also market, sell and maintain inventory of a new product line known as Bulldozer™, which is a concentrated version of the canned UnWind™ beverage. Bulldozer™ is packaged in three-ounce containers and sold in cases of 12.  We have also developed point-of-sale promotional materials and produce branded apparel items for marketing purposes. We believe that our labeling, marketing and promotional materials will be important elements to creating and increasing awareness of our brand among distributors, retailers and consumers.  Our current point-of-sale line includes posters, statics, info cards, suction racks and suction stickers. All of our promotional materials relate to our UnWind™ and Bulldozer™ brands and display a variety of our slogans.

Distribution

We currently sell our products through approximately nineteen distributors and to the general public through our website. Our current distributors purchase products directly from us and resell our product primarily to independent retail stores. We plan to continue to expand our distribution channels to include additional distributors who can supply our products to chain retail and grocery stores throughout the country. We also use our own sales group of independent sales representatives to promote and sell our products.

Our website sales to consumers are fulfilled directly by Express Mail Depot, LLC (“Express Mail”), a third party fulfillment company located in Jackson, Tennessee. Express Mail obtains orders placed through our website and purchases products directly from us to fill such orders.  Though orders are placed through our website and provided to Express Mail, we have no contractual arrangement with Express Mail.

Overview of Industry

“New Age/Alternative Beverages” is an industry categorization for a group of beverage products that include energy drinks/infused water, fruit juices and drinks, dairy and dairy substitutes, energy drinks, sport drinks, and bottled/canned teas.  In its annual beverage market survey for calendar year 2009, The Beverage World Publications Group (“Beverage World”), a global company that provides business intelligence to beverage producers, distributors and marketers (www.beverageworld.com), estimated that the New Age/Alternative Beverage market had sold approximately 365.9 million gallons, representing a 1.2% share of the overall beverage market.

Competition and Buying Trends

The beverage industry is highly competitive. Competition in the New Age/Alternative Beverage category exists for price, packaging, flavors, consumer acceptance of products, shelf space and new product development.  In order to compete effectively in the beverage industry, we believe that we must produce products that stand out from the competition through taste, visual appearance, price and product quality. We believe that one of our strengths is our product quality and that we will face competition from companies who focus on price as opposed to quality.  We will attempt to maintain a competitive edge through product quality and the secret art of blending ingredients to create a relaxation beverage.  We believe we will be able to stand out from our competitors by using the tested blends of different antioxidants and natural ingredients to develop compelling final products.

Our products are expected to compete with a wide variety of New Age/Alternative Beverages produced by companies that have substantially greater financial, marketing and distribution resources.  Competition in the New Age/Alternative Beverage industry could have a material adverse effect on our products and business results if we are unable to gain the market share for our products required for us to become profitable.

Our products also compete with all other liquid refreshments, including those produced by large internationally known companies, many of which have greater financial and marketing resources.

Manufacturing, Ingredients and Packaging

Manufacturing

We do not manufacture our own products, but rely on third-party contract packers ("Co-packers") to produce and package our products upon order on an “as needed” basis. We have utilized the services of Chism Hardy Enterprises, LLC  (known as “Hardy Bottling Company”), located in Memphis, Tennessee, as our primary Co-packer for our products since we began production of UnWind™. However, we have no long term agreement in place for the services of Hardy Bottling Company and intend to evaluate and potentially make arrangements with additional Co-packers to manufacture our products. We currently maintain our entire inventory at Hardy Bottling Company facilities, where it is stored until such time as it is sold to our distributor or needed by us to satisfy website sales or uses for marketing purposes.

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

Packaging

We utilize Rexam Inc., located in North Carolina, to produce 12-ounce slim can packaging for our inventory of UnWind™ product. We order packaging on an “as needed” basis, have no long term arrangement for supply of can packaging with Rexam, and intend to evaluate current and additional potential suppliers for our packaging on an ongoing basis.

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

Our Website

The Company maintains a website located at http://www.frontierbeverage.com. Our website provides information regarding the Company and our products and is intended to facilitate the sale of our products and promotional items to the general public. We currently provide Mail Express with order information received through our website and allow Mail Express to purchase product directly from us to fulfill such orders.

Our marketing strategy is designed to develop awareness about our website and to drive consumers to it to find out more information regarding the products that we offer.  We intend to make submissions to various search engines to ensure that when a prospective customer types in "relaxation beverage" or another key word, our website is high on the list of search results.

Intellectual Property

On March 1, 2010, the Company entered into a Purchase Agreement with Innovative Beverage Group Holdings, Inc., a Nevada corporation, for the purchase of the intellectual property rights for UnWind™, which was created and developed by Innovative. In conjunction with the Purchase Agreement, the parties executed a Trademark Assignment which was filed with the United States Patent and Trademark Office (the “USPTO”) assigning us rights to trademarks for “Unwind Extreme Relaxation”  and “Unwind.” Under the terms of the Purchase Agreement, we purchased (i) all rights to the UnWind™ flavor, including all rights to the proprietary formula used to manufacture UnWind™, (ii) the UnWind™ name and trademark, and all other trademarks, service marks, copyrights, patents and other intellectual property associated therewith, and (iii) all documentation used in and/or necessary for the manufacture and marketing of the UnWind™ beverage, including but not limited to manufacturing instructions, ingredient lists, and marketing literature or similar material created for UnWind™ (the "Purchased Property"). As consideration for the Purchased Property, we agreed to pay Innovative or its assigns: (i) sixty cents ($0.60) for every twenty-four (24) cans or bottles (or such other beverage container in which Frontier chooses to sell the UnWind™ product) of the UnWind™ flavor brand, and (ii) twelve cents ($0.12) per 12-pack box of any additional delivery system of the UnWind™ flavor brand (and/or any beverages developed using any of the intellectual property rights included in the Purchased Property) that the Company sells during each fiscal quarter (the "Royalty Payments").

The Company's obligation to pay the Royalty Payments to Innovative is perpetual.  The Company is obligated to provide a detailed breakdown of product sold during each quarter with Royalty Payments due and payable within thirty (30) days of the end of each fiscal quarter.  In the event that UnWind™ is sold to a third party, the Company's obligation to make Royalty Payments shall cease. Royalty Payments will not be paid to Innovative on samples or slotting product or product used in lieu of money.

Under terms of the Purchase Agreement, the Company has the right to sell, transfer or convey the Purchased Property to a third-party purchaser (a "Future Sale").  Upon such a Future Sale, the Company is obligated to pay Innovative three and one-half percent (3.5%) of the sales price it receives from such sale of the Purchased Property and/or the sale of any right thereof.  Such payment will be due and payable to Innovative within ten (10) days of the closing of any such Future Sale.  If the consideration that the Company agrees to receive through a proposed Future Sale involves anything but a lump sum payment of cash, then the Company must allocate three and one-half percent (3.5%) of any consideration received directly to Innovative.  Upon completion of a Future Sale transaction, the Company's obligations to Innovative will cease.

We also have rights to a trademark for “Unwind Ultimate Relaxation,” and applications for trademark registration of “Relaxation Station,” “Relaxing You Not Crashing You,” “Tired of Being Wired,” “Unwind Bulldozer,” and “Unwind Extreme Relaxation.”

Research and Development

During 2009 and 2010, the Company dedicated no funds to research and development.  However, in light of our operational focus, we anticipate that we will allocate substantial funds, to the extent available, for future research and development of New Age/Alternative Beverage products.

Employees

We currently employ three (3) full-time employees, and from time to time we also use independent contractors on an as-needed basis for our operations.

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

Risks Related to our Business and Our Industry

We have a limited history of operations in the Company’s current business and have losses which we expect to continue into the future. There can be no assurance that our future operations will result in profitability.  If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We began operating as a beverage development, marketing and distribution company in November 2009, and therefore have a limited operating history in our current line of business. We have a history of net losses from operations in the beverage business.  We believe our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

•	Our ability to obtain ingredients for our products at competitive prices;
•	Our ability to execute contracts with Co-packers (beverage manufacturers) and distributors;
•	Our ability to attract consumers who want to purchase our product; and
•	Our ability to successfully compete within the New Age/Alternative Beverage industry.

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

Based upon current plans, we expect to incur operating losses in future periods because we expect to incur expenses which will exceed revenues for an unknown period of time. We can provide no assurance that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate sufficient revenues may force us to go out of business and you could lose your entire investment. Our financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we are unable to continue planned business operations. Notwithstanding the foregoing, our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. Also,our existing and anticipated working capital needs and the development of a new business plan will all affect our ability to continue as a going concern.

If our products do not gain market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our products, including, among others, the  perception by consumers of the effectiveness and taste of our products, our ability to fund our sales and marketing efforts, and the effectiveness of our sales and marketing efforts. If our products do not gain acceptance by consumers, we may not be able to fund future operations, including the development of new products, and/or our sales and marketing efforts for our current products, which inability would have a material adverse effect on our business, financial condition and operating results.

We will rely on Co-packers, distributors and suppliers to manufacture and distribute our products.  If we are unable to attract contract Co-packers, distributors and suppliers or are unable to maintain good relationships with them, our business could suffer.

We do not directly manufacture or distribute our products, but instead outsource manufacturing and distribution to Co-packers and third-party distributors. Our success will depend upon our ability to utilize Co-packers for the manufature, obtain quality ingredients from our supplier(s) and attract distributors for the purchase and distribution of our beverage products. If we are unsuccessful in our efforts to make arrangements with Co-packers to manufacture our products in required quantities on adequate terms or are unable to attract distributors to purchase and distribute our product, we will not be able to manufacture or distribute our product as planned and our financial condition will be harmed. To date we utilize only one primary Co-packer and one primary supplier. We have no long term agreements with our current Co-packer, supplier or distributors for manufacture, supply of ingredients, or the distribution of our products. If we are unable to procure a sufficient supply of the necessary ingredients, we will not be able to manufacture or distribute our products. In the event of a disruption or delay in manufacturing, we may be unable to procure alternative Co-packing facilities at reasonable rates or within a reasonable period of time. A disruption or delay in  production of our product could significantly affect our revenues. Even if we obtain a sufficient number of contract Co-packers and distributors, there is no guarantee that we will generate a profit.  If we cannot generate a profit, we may have to suspend, curtail or cease operations.

Any failure to adequately establish a distributor sales force will impede our growth.

We are substantially dependent on our distributor sales force to attract new consumers of our products. We are currently in the process of establishing our distributor network and believe that there may be significant competition for qualified, productive distributors who have the skills and technical knowledge necessary to promote and sell our products. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in establishing and growing our distributor network. If we are unable to develop and grow an efficient distributor network, it will make the Company’s growth more difficult and our business could suffer.

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

If we do not accurately anticipate the future demand for our products or the time it will take to obtain new inventory, our inventory levels may not be appropriate and our results of operations may be negatively impacted.  If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, our shipping costs may increase and/or sales opportunities may be delayed or lost. In order to be able to deliver our products in a timely manner, we need to maintain adequate inventory levels of our products. If the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.

We have aquired and intend to maintain rights to trademarks and copyrights that are important to our business.  We regard our trademarks, copyrights and similar intellectual property as critical to our success and attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement.  Product packages, mechanical designs and artwork are important to our success and we plan to take action to protect against imitation of our packaging and trade dress and to protect our trademarks and copyrights as necessary.  However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights.  If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

The departure of Terry Harris or Timothy Barham could compromise our ability to execute our strategic plan.

Our success largely depends on the skills, experience and efforts of our key personnel, in particular, Terry Harris, our President and Treasurer, and Timothy Barham, our Vice President and Secretary. Messrs. Harris and Barham collectively constitute our entire Board of Directors. The loss of either of Mr. Harris or Mr. Barham would jeopardize our ability to execute our strategic plan and materially harm our business. We do not currently maintain a key person life insurance policy on Mr. Harris or Mr. Barham.

We will need to recruit and retain additional qualified personnel to successfully grow our business.

Our future success will depend in part on our ability to attract and retain qualified operations, quality control and marketing personnel necessary to conduct planned operations. Inability to attract and retain such personnel could adversely affect the growth of our business. We expect to face competition in the recruitment of qualified personnel, and we can provide no assurance that we will be able to attract or retain such personnel.

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

The recent disruptions in the current global credit and financial markets have included diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased  unemployment rate, and uncertainty about economic stability.  There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, manufacturers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

We will need additional capital to pursue our business plan and conduct our operations and our ability to obtain the necessary funding is uncertain.

We will require significant additional capital resources, including equity and/or debt financings in order to develop our products and continue operations. We expect our expenditures to outpace our revenues throughout 2011 due to, among other things, our anticipated needs to hire additional employees, office lease expenses, as well as our research and development needs, marketing and promotional costs, production and distribution costs and the costs associated with being a public company. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us on favorable terms in the future. If we raise such additional capital our existing shareholders will likely experience dilution, which could be significant.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, Financial Industry Regulatory Authority (“FINRA”) and quotation service rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Risks Related to our Common Stock

FINRA sales practice requirements regarding “penny stocks” may limit a stockholder's ability to buy and sell our Common Stock.

FINRA has adopted rules that relate to the application of the SEC's penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment.  Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock thereby reducing a shareholder's ability to resell shares of our Common Stock.

Our Common Stock is considered a “penny stock,” the sale of which will subject broker/dealers to additional sales practice requirements; as such, many broker/dealers may not want to make a market in our Common Stock which could affect shareholders’ ability to sell our Common Stock.

Our Common Stock is currently considered a “penny stock” subject to Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which imposes additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).  Since our shares are covered by Section 15(g) of the Exchange Act, many broker/dealers may not want to make a market in our Common Stock or conduct any transactions in our shares.  As such, a shareholder's ability to dispose of our Common Stock may be adversely affected.

Securities analysts may not cover our Common Stock, which may have a negative impact on our the market price.

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

Our Articles of Incorporation authorize the issuance of up to 100,000,000 shares of "blank check" preferred stock, $0.001 par value per share (the “Preferred Stock”), with such designations, rights and preferences as may be determined from time to time by the Board of Directors.  Our Board of Directors is empowered, without shareholder approval, to designate shares of Preferred Stock in various series, and to issue shares of Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock.  In the event of such issuances, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company.

  Control by insiders may prevent changes in control even if such changes would be beneficial to other shareholders.

As of March 7, 2011, Terry Harris, Timothy Barham, who are directors and executive officers, collectively control approximately 77.6% of our outstanding shares of Common Stock.  Consequently, Messrs. Harris and Barham could exercise control on matters submitted to a vote of our shareholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may not be favorable to the other holders of our Common Stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On November 15, 2009, the Company relocated its principal offices to 1837 Harbor Avenue, Memphis, Tennessee 38113, in office space owned by Ledbetter Packing Company ("Ledbetter"), which is currently one of our product distributors. Terry Harris, our President, Treasurer and a Director of the Company, is also a principal shareholder and vice president of Empire Foods, Inc., the parent of Ledbetter. Mr. Harris made arrangements with Ledbetter for Frontier to utilize our principal office space at no charge through June of 2010, and we began paying rent on a month-to-month basis at a rate of $1,500 per month to Ledbetter beginning in July 2010. There is no written lease agreement setting forth the terms of our lease of the office space from Ledbetter and the arrangement can be terminated at any time by us or Ledbetter. Management believes our current office space is adequate for the Company’s current operational needs. If needed, we believe suitable alternative office space could be obtained by us at reasonable rates.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

           Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol “FBEC.”  The following table shows the high and low bid information for our Common Stock for each quarter ended during the last two fiscal years. This information has been obtained from the OTCQB. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2010
Fourth Quarter	$0.35	$0.19
Third Quarter	$0.48	$0.23
Second Quarter	$0.99	$0.26
First Quarter	$1.01	$0.65

Fiscal Year 2009
Fourth Quarter	$1.25	$0.25
Third Quarter	$0.25	$0.22
Second Quarter	$0.32	$0.20
First Quarter	$0.60	$0.20

On March 21, 2011, the last sale price of our Common Stock reported by the OTCQB was $0.15.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of March 21, 2011, we had 35 record holders of our Common Stock.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.”  As of March 21, 2011, we had 18,781,000 shares of our Common Stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

 On May 22, 2008, shareholders representing more than a majority of the Company outstanding shares voted to approve the Company’s 2008 Equity Incentive Plan (the "Plan"). The total number of shares of Common Stock that may be subject to awards under the Plan will not exceed five million shares, subject to customary adjustments as provided in the Plan.   The Plan is generally designed to meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), in order to preserve the Company's ability to take compensation expense deductions in connection with the exercise of options granted and the vesting of performance-based restricted stock under the Plan.  The Plan is to be administered by a committee comprised of not less than two individuals appointed by the Board of Directors, each of whom is (i) to the extent required by Rule 16b-3 and the Exchange Act, a "non-employee director," and (ii) to the extent required by Code Section 162(m), an "outside director."  Until the Company has independent directors, the whole Board of Directors will make such rules and regulations and establish such procedures for the administration of the Plan as it deems advisable.  For options issued under the plan, the exercise price may not be less than the fair market value of the stock on the date of grant of the option and the exercise period may not be longer than ten (10) years from the date of the option.   To date, no stock awards or stock options have been issued under the Plan.

The following table sets forth certain information, as of December 31, 2010, concerning securities authorized for issuance under the Company’s only equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	5,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	5,000,000

Recent Sales of Unregistered Securities

 There are no unreported sales of unregistered securities during the year ended December 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the Company or affiliated purchasers during the year ended December 31, 2010.

 ITEM 6.  SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This Report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance.  All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements.  In particular, the words "believe," "expect," "intend," “anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements.  We do not undertake any obligation to revise any forward-looking statements whether because of new information, future events or otherwise.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed in “ITEM 1A – RISK FACTORS" herein as well as those discussed elsewhere in this Report, and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business.

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

We intend to initially focus on the development, marketing and distribution of relaxation beverages. In March 2010, we acquired certain intellectual property rights for a proprietary relaxation beverage known as UnWind™ which we currently market and sell along with a concentrated version of the product known as Bulldozer™. We also intend to develop additional proprietary beverage products in various categories to provide consumers with an array of fresh and unique concepts in the New Age/Alternative Beverage category.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At December 31, 2010, the Company has an accumulated deficit of $1,504,815, and for the years ended December 31, 2010 and 2009, incurred net losses $1,047,107 and $23,163, respectively.  Management's plans with regard to operations include the aggressive marketing of the Company's new beverage products and obtaining additional funds through the issuance of securities or borrowings.  Accordingly, management is of the opinion that aggressive marketing combined with additional funding will result in improved operations and cash flow in 2011 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its guidance related to business combinations entered into by an entity that is material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The requirements of the amended guidance are effective for us December 31, 2011 and early adoption is permitted.  This disclosure-only guidance will not have a material impact on our results of operations, financial position or cash flows.

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2010 and 2009, the Company did not have any other financial instruments.

Revenue Recognition

The Company recognizes revenue in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires 1) evidence of an agreement, 2) delivery of the product or services had occurred, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Sales Returns and Incentives

Our policy is not to allow the return of products once they have been accepted by the customers/distributors.  If products are broken, damaged, or otherwise defective, the Company will either replace the products at no charge or will issue a credit to the customer/distributor upon receiving a written notice within seven days of receipt of the broken, damaged or defective merchandise.  To date, there have been no product returns for any reason.

The Company may agree to provide product samples for distributors for events such as tastings and store openings.  On occasion, these product samples may be supplied through the use of a distributor's current inventory after which the distributor will invoice the Company for the products used at the distributor's cost.

Promotional materials are provided by the Company to customers/distributors at no charge.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms.  Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  At December 31, 2010 and 2009, the Company had accounts receivable totaling $22,482 and $0, respectively.

The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, the Company's estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates.  Changes may occur in the future, which may require the Company to reassess the collectability of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided. At both December 31, 2010 and 2009, the Company had no allowance for doubtful accounts.

Inventories

Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable.  At December 31, 2010 and 2009, the Company had inventory totaling $250,077 and $0, respectively.  At December 31, 2010 and 2009 the reserve for impairment totaled $30,000 and $0, respectively.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.  The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables.  Two of the Company’s customers accounted for 100% of its net accounts receivable at December 31, 2010.  The Company had no accounts receivables at December 31, 2009.

Customer Concentration Risk

The Company’s 5 largest customers accounted for 75% of its revenue during 2010, one of which accounted for 25% and the remaining 4 accounting for over 10% each. No other customers accounted for more than 10% of its revenues. The Company’s two largest customers accounted for 71% of its revenue during 2009.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered.  At December 31, 2010 and 2009, the Company did not have any long-lived assets.

Property and Equipment

Property and equipment are carried at cost.  Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with the guidance of the Statement of Financial Accounting Standards (“SFAS”), the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Stock Based Compensation

The Company adopted the SFAS guidance which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the year ending December 31, 2010 and 2009.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with the SFAS guidance for Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period.  Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants.  At December 31, 2010 and 2009, there were no potential shares of Common Stock that would have an anti-dilutive effect.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred.  These costs are included in cost of sales expense.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense totaling $6,167 and $0 for the years ending December 31, 2010 and 2009, respectively.

Comprehensive Income

The Company has no component of other comprehensive income.  Accordingly, net income equals comprehensive income for the periods ended December 31, 2010 and 2009.

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

Use of Estimates

The preparation of financial statements in conformity with the GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Liquidity and Capital Resources

The Company began its current operations in November 2009 and has yet to attain a level of operations which allows it to meet its current overhead.  We do not contemplate attaining profitable operations until the fourth quarter of 2011, nor is there any assurance that such an operating level can ever be achieved.  We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of December 31, 2010, the Company’s cash balance was $0.  Outstanding loans and accounts payable as of December 31, 2010 totaled $316,684, $243,246 of which is included in loans from related parties.  The Company’s working capital deficit as of December 31, 2010 was $126,868.

Since we began our current operations, we have obtained financing through loans to the Company from the following sources:

	Loan Amount	Amount Repaid	Balance Due December 31, 2010
HBB, LLC	$376,918	$169,597	$207,321
Timothy Barham	$120,000	$84,075	$35,925
Terry Harris	$94,315	$94,315	$-0-
Trust One Bank	$150,000	$150,000	$-0-

The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute funds to sustain operations.

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

Results of Operations – Comparison of Years Ending December 31, 2010 and 2009

For the years ending December 31, 2010 and 2009, the Company’s revenue totaled $418,357 and $155,252 (all of which was derived from the Company’s previous data storage business operations) respectively, for which its respective cost of revenues totaled $248,737 and $35,178.  The revenue for 2010 is a direct result of the Company’s aggressive sales and marketing efforts since its decision to change its business focus from data storage to the development and distribution of New Age/Alternative Beverages in late 2009.

For the year ending December 31, 2010, the Company had selling, general and administrative costs totaling $1,202,988 compared to $202,778 (approximately $182,000 of which was derived from the Company’s previous data storage business operations) for the same period in 2009, an increase of approximately $1,000,000.  This increase is in large part a direct result of the following:

•
Non-cash compensation to Mr. Harris and Mr. Barham totaling approximately $496,000, resulting from the issuance of 800,000 shares of the Company’s Common Stock to each of them in lieu of accrued salary for the period from January 1, 2010 through August 31, 2010 and accrued salary of $80,000 for the period from September 1, 2010 through December 31, 2010;

•	Costs associated with marketing of the New Age/Alternative Beverages totaling approximately $165,000;
•	Costs associated with an Independent Consulting Agreement entered into with Halter Capital Corporation dated November 12, 2009 total $160,000;
•	Legal expenses totaling approximately $55,000; and
•
Non-cash compensation totaling approximately $46,000 to Anthony Peppers for his service as chief financial officer and Theodore Mandes and Roderic Fink for their continuing service as members of the Company’s advisory board (50,000 shares of the Company’s Common Stock was issued to each of them).

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Terry Harris, our principal executive officer and Anthony Peppers, our principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer and our management concluded that the Company's disclosure controls and procedures as of December 31, 2010 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect thetransactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparationof financial statements in accordance with GAAP, and that receipts and expenditures of theCompany are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorizedacquisition, use or disposition of the Company’s assets that could have a material effect on thefinancial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation, management has determined that as of December 31, 2010, our internal controls over financial reporting are effective and there were no material weaknesses in our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a deficiency in the internal controls. Management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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

Executive Officers and Directors	Age	Date of Appointment	Position(s) Held
Terry Harris	40	November 12, 2009	President, Treasurer and Director
Timothy Barham	43	November 12, 2009	Vice President, Secretary and Director
Anthony Peppers	47	August 12, 2010	Chief Financial Officer

Messrs. Harris and Barham were appointed to the Board of Directors pursuant to the terms of separate Subscription Agreements between each of them and the Company dated October 30, 2009, pursuant to which each of them acquired 6,680,000 shares of Company Common Stock.  There are no other arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors.  There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

The following is a brief account of the business experience during at least the past five years of each director and executive officer of our Company identified above.

Terry Harris - President, Treasurer and Director

On November 12, 2009, Terry Harris was appointed as President, Treasurer and a Director of the Company. Mr. Harris brings over 20 years of experience to the Company, as he has been a principal working in all facets of two businesses controlled by his family, Empire Foods, Inc ("Empire") and its subsidiary, Ledbetter Packing. Mr. Harris currently serves as Vice President of Empire. Empire is a full service, super-regional, independently-owned sales and marketing company providing services to the consumer packaged goods industry. Empire is headquartered in Cincinnati, Ohio and is one of the largest privately held food brokers in the U.S.  Founded in 1959, Ledbetter specializes in custom co-packing of either ingredients or finished goods for consumer meat products. Ledbetter also manufactures meat products found in retail grocery outlets throughout the U.S. including, but not limited to Wal-Mart, Kroger, and Food Lion.  In 2008, Mr. Harris and Timothy Barham founded HBB, LLC, a Tennessee limited liability company ("HBB") to serve as the master worldwide wholesaler of the New Age/Alternative Beverage "drank," which is a relaxation beverage marketed by Innovative that is similar to UnWind™. HBB has since diversified and is involved in the development and distribution of other products in addition to beverages. Mr. Harris beneficially owns half of HBB and serves as a principal of the company. HBB now oversees, manages and facilitates the sales and marketing of drank on a global scale as well as other non-beverage products. HBB now sells product to large beverage companies and distributors including Anheuser Busch, Miller and Pepsico as well as a number of large and midsize independent distributors.

Timothy Barham - Vice President, Secretary and Director

On November 12, 2009, Timothy Barham was appointed as Vice President, Secretary and a Director of the Company.  Mr. Barham has previously worked in an entrepreneurial capacity in a variety of businesses.  Mr. Barham has served as a consultant for emerging private and public companies assisting them in the areas of marketing and public relations. In 2008, Mr. Barham and Terry Harris founded HBB to serve as the master worldwide wholesaler of the New Age/Alternative Beverage "drank," which is a relaxation beverage marketed by Innovative that is similar to UnWind™. HBB has since diversified and is involved in the development and distribution of other products in addition to beverages. Mr. Barham beneficially owns half of HBB and serves as a principal of the company. HBB now oversees, manages, and facilitates the sales and marketing of drank on a global scale. HBB now sells product to large beverage companies and distributors including Anheuser Busch, Miller and Pepsico as well as a number of large and midsize independent distributors. In 2004, Mr. Barham founded Tilo Records, an independent music label focused in the Country and Western genre. Mr. Barham oversaw all aspects of artist development, management, and music publishing for artists 45 South, Jarrod Birmingham, and Ash Bowers.

Anthony Peppers – Chief Financial Officer

On August 12, 2010, Anthony Peppers, was appointed to serve as Chief Financial Officer of the Company. Mr. Peppers brings over 25 years experience within the consumer packaged goods industry.  Since February 2009, Mr. Peppers has been employed by Ledbetter Packing Company.  There he serves as the Vice President of Strategy and Finance, where he is responsible for strategy, planning, and financial performance of the privately held corporation based in Memphis, Tennessee.  Before joining Ledbetter, Mr. Peppers was a principal with Strategic Business Group, Inc., a corporate strategy consulting firm he founded in July 1998.  During his tenure at Strategic Business Group, Inc., he worked to help improve effectiveness of strategic, operational and marketing initiatives at various multibillion-dollar companies.  In 1996, Mr. Peppers joined Bruno’s Foods where he served as General Manager for perishables, and prior to Bruno’s, Anthony began his career with Kraft Foods.  There, he held a variety of sales and information analytics positions during his nine year tenure.  Anthony has a Master of Business Administration from Jack C. Massey School of Business, Belmont University and a Baccalaureate from the University of Tennessee.

Significant Employees

Messrs. Harris, Barham and Peppers are the Company’s only employees.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Involvement In Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the Company's officers or directors were involved in any legal proceedings that are material to an evaluation of the ability or integrity of such directors and officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2010, or written representations from certain reporting persons, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements, except as described in this paragraph. Anthony Peppers, who was appointed to serve as our Chief Executive Officer on August 12, 2010, filed one late Form 3 in August 2010. Terry Harris, our President, Treasurer and a Director, filed late Form 4’s in August and October, reporting two transactions, which should have been reported earlier. Timothy Barham, our Vice President, Secretary and a Director, filed one late Form 4 in October, reporting a transactions which should have been reported earlier.

Code of Ethics for Financial Executives

On December 31, 2009, the Company's Board of Directors approved a Code of Ethics for Financial Executives for 2010 to be signed by the Company's principal executive officer, principal financial officer, and any other senior officers with financial oversight responsibilities.  A form of the Code of Ethics for Financial Executives is attached as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010.  The Company will provide a copy of this policy free of charge upon written request to Terry Harris, President, Frontier Beverage Company, Inc., 1837 Harbor Avenue, Post Office Box 13322, Memphis, Tennessee 38113.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows compensation information for services rendered in all capacities for the fiscal years ended December 31, 2010 and 2009.   The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

The below table lists the compensation of the Company's principal executive officers who served the Company in such capacities during the fiscal year ended December 31, 2010. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All other Compensation ($)	Total ($)
Terry Harris(1) President, Treasurer and Director	2010	208,219 (2)	0	0	208,219
	2009	0	0	0	0

Timothy Barham(3) Vice President, Secretary and Director	2010	208,219 (4)	0	0	208,219
	2009	0	0	0	0

Anthony Peppers(3) Chief Financial Officer	2010	14,500(6)	0	0	14,500
	2009	0	0	0	0

____________________
(1)	Terry Harris was elected President, Treasurer and Director on November 12, 2009.
(2)
On August 18, 2010, the Company issued 800,000 shares of Common Stock to Mr. Harris in lieu of and in full satisfaction of base salary obligations of approximately $80,000, accruing between January 1 and August 31, 2010.  The 800,000 shares were valued at $248,000 using the fair market value of the Company’s stock on the date of the agreement and were recorded as a reduction in accrued officer’s compensation ($79,891) and non-cash compensation ($168,110) in the Company’s financial statements at December 31, 2010.

(3)	Timothy Barham was elected Vice President, Secretary, and Director on November 12, 2009.
(4)
On August 18, 2010, the Company issued 800,000 shares of Common Stock to Mr. Barham in lieu of and in full satisfaction of base salary obligations of approximately $80,000, accruing between January 1 and August 31, 2010.  The 800,000 shares were valued at $248,000 using the fair market value of the Company’s stock on the date of the agreement and were recorded as a reduction in accrued officer’s compensation ($79,891) and non-cash compensation ($168,110) in the Company’s financial statements at December 31, 2010.

(5)	Anthony Peppers was appointed to serve as Chief Financial Officer on August 12, 2010.
(6)
Mr. Peppers was issued 50,000 shares of Common Stock valued at $14,500 in consideration of his past consulting work provided to the Company and as compensation for his continuing services as Chief Financial Officer.

Narrative Disclosure to Summary Compensation Table

Employment Agreement with Terry Harris

Terry Harris, who serves as a Director and our President and Treasurer, entered into an Employment Agreement with the Company (the “Harris Employment Agreement”), setting forth the terms of his service as President and Treasurer, as well as such other services equal with his position which may be assigned to him by the Board of Directors of the Company.  Under the Harris Employment Agreement, which was made retroactively effective as of January 1, 2010, Mr. Harris’ compensation is set at $120,000 annually, and he is entitled to a nondiscretionary annual bonus equal to $1.00 for each case of beverage product sold or distributed by the Company, less $120,000.  The annual bonus shall be paid 30 days after the end of the year or Mr. Harris’ termination of employment with the Company, unless otherwise agreed to by Mr. Harris and the Company.  If the Harris Employment Agreement is terminated, for any reason, Mr. Harris shall receive a pro-rated amount of the bonus based on the reduced bonus period.  Both the base salary and the annual bonus may be increased or decreased at the sole discretion of the Board of Directors of the Company.  Mr. Harris is also entitled to participate in and receive benefits under any plan or arrangement made available by the Company to its employees, including any medical, dental, disability, and life insurance and 401(k) programs.  Furthermore, Mr. Harris’ employment with the Company is at-will, which means that either the Company or Mr. Harris may terminate the Harris Employment Agreement at any time, with or without reason or notice.   The Harris Employment Agreement was approved by the Board of Directors of the Company on June 30, 2010.

Employment Agreement with Timothy Barham

Timothy Barham, who serves as a Director and our Vice-President and Secretary, entered into an Employment Agreement with the Company (the “Barham Employment Agreement”), setting forth the terms of his service as Vice-President and Secretary, as well as such other services equal with his position which may be assigned to him by the Board of Directors of the Company.  Under the Barham Employment Agreement, which was made retroactively effective as of January 1, 2010, Mr. Barham’ compensation is set at $120,000 annually, and he is entitled to a nondiscretionary annual bonus equal to $1.00 for each case of beverage product sold or distributed by the Company, less $120,000.  The annual bonus shall be paid 30 days after the end of the year or Mr. Barham’s termination of employment with the Company, unless otherwise agreed to by Mr. Barham and the Company.  If the Barham Employment Agreement is terminated, for any reason, Mr. Barham shall receive a pro-rated amount of the bonus based on the reduced bonus period.  Both the base salary and the annual bonus may be increased or decreased at the sole discretion of the Board of Directors of the Company.   Mr. Barham is also entitled to participate in and receive benefits under any plan or arrangement made available by the Company to its employees, including any medical, dental, disability, and life insurance and 401(k) programs.  Furthermore, Mr. Barham’s employment with the Company is at-will, which means that either the Company or Mr. Barham may terminate the Barham Employment Agreement at any time, with or without reason or notice.   The Barham Employment Agreement was approved by the Board of Directors of the Company on June 30, 2010.

Other Compensation Arrangements

We issued 50,000 shares of Common Stock to Anthony Peppers in consideration of his past consulting work provided to the Company and as compensation for his continuing services as Chief Financial Officer. No other compensation arrangements have been made with Mr. Peppers.

Outstanding Equity Awards

There are no stock options or other equity awards outstanding under the Company's 2008 Equity Incentive Plan. For a description of the Company's 2008 Equity Incentive Plan, see “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Securities Authorized for Issuance under Equity Compensation Plans.”

Compensation of Directors

The Company does not pay compensation to its directors for their service at this time.  We have no present formal plan for compensating our directors for their service in their capacity as such.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of March 7, 2011, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group.   The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Except as otherwise listed below, the address of each person is c/o Frontier Beverage Company, Inc., 1837 Harbor Avenue, Post Office Box 13322, Memphis, Tennessee 38113. Except as set forth below, applicable percentages are based upon 18,781,000 shares of Common Stock outstanding as of March 7, 2011.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
Terry Harris President, Treasurer, Director	7,285,500	38.79%
Timothy Barham Vice President, Secretary, Director	7,285,500	38.79%
Anthony Peppers Chief Financial Officer	50,000	*
All Current Officers and Directors as a group (3 persons)	14,621,000	77.85%

* Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ending December 31, 2010, the Company received an aggregate of $357,956 from HBB, LLC, a Tennessee limited liability company beneficially owned and controlled by Terry Harris and Timothy Barham (“HBB”), who serve as directors of the Company, and respectively, the Company’s President and Treasurer and the Company’s Vice President and Secretary, of which $150,635 has been repaid, leaving a balance of $207,321 at December 31, 2010.  The Company agreed to pay interest on the loan at eight percent (8%). The loan is due on demand.

During 2010, the Company was provided office space, the use of office equipment and accounting personnel by HBB.  From January through June of 2010 the services were provided at no charge.  From July through December 2010 HBB charged the Company $1,500 per month which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.

On April 15, 2010, Terry Harris, a director and the Company’s President and Treasurer, agreed to loan the Company approximately $12,000 per month for twelve months with the proceeds from the loan used specifically to make monthly payments in accordance with terms of an Independent Consulting Agreement entered into with Halter Capital Corporation dated November 12, 2009.   The Company agreed to pay interest on the loan at six percent (6%).  The Company made repayments to Mr. Harris during 2010 totaling $17,400 and HBB made payments to Mr. Harris on behalf of the Company total $94,315, leaving a balance at December 31, 2010 of $0.

On May 12, 2010, Tim Barham, a director and the Company’s Vice President and Secretary, loaned the Company $120,000 on which the Company agreed to pay interest at six percent (6%).  During the year ending December 31, 2010, the Company repaid $84,075 leaving a balance of $35,925 at December 31, 2010. The loan is due on demand.

On June 23, 2010 the Company and Empire Food Brokers, Inc. executed a Universal Note and Security Agreement pursuant to which it obtained a line of credit from Trust One Bank in the amount of $150,000. The outstanding principal drawn under the line of credit bears interest at an initial rate of six percent (6%) and was subject to change based on the lender’s prime index rate. Interest on the Trust One Bank line of credit was payable monthly and the outstanding principal and any unpaid interest was due on December 8, 2010. The obligations under the Universal Note and Security Agreement were secured by all inventory, equipment and accounts of the Company and Empire Food Brokers, Inc. Terry Harris, our President, Treasurer and a Director of the Company, is also a principal shareholder and vice president of Empire Food Brokers, Inc. The outstanding balance and any accrued and unpaid interest on the Trust One Bank credit line was repaid in full as of December 31, 2010 and was not renewed.

On June 30, 2010, the Board of Directors of the Company approved employment agreements (the “Agreements”) for Terry Harris and Timothy Barham, who serve as directors and executive officers of the Company’s.  The Agreements call for a base salary of $120,000 (retroactive to January 1, 2010) and a nondiscretionary annual bonus equal to $1.00 for each case of any beverage product sold or distributed by the Company during its fiscal year in excess of 120,000 cases. As no compensation payments were made to Mr. Harris or Mr. Barham during the year ending December 31, 2010, the Company has recorded accrued compensation for the year December 31, 2010 in the aggregate of $240,000.  After applying the Compensation Offset (described below) to accrued compensation, the outstanding aggregate balance at December 31, 2010 was $80,219.

On August 18, 2010, the Company issued 800,000 shares of Common Stock each, to Terry Harris, the Company’s President and Treasurer, and Tim Barham, the Company’s Vice President and Secretary, in lieu of and in full satisfaction of base salary obligations of approximately $80,000 each, accruing between January 1 and August 31, 2010 (the “Compensation Offset”).  The 1,600,000 shares were valued at $496,000 using the fair market value of the Company’s stock on the date of the agreement and were recorded as a reduction in accrued officer’s compensation ($159,781) and non-cash compensation ($336,219) in the Company’s financial statements at December 31, 2010.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred aggregate fees and expenses of $16,500 and $25,000 for fiscal 2010 and 2009, respectively, for services rendered by Sherb & Co. LLP for the audit or review of our 2010 and 2009 financial statements.

Audit-Related Fees

We incurred no fees or expenses for the 2010 and 2009 fiscal years for professional services rendered by Sherb & Co. LLP other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2010 and 2009 fiscal years for professional services rendered by Sherb & Co. LLP for tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2010 and 2009 fiscal years for any other products or professional services rendered by Sherb & Co. LLP other than as described above.

Administration of Engagement of Auditor

The Company does not currently maintain a separate audit committee.  When necessary, the entire Board of Directors performs the tasks that would be required of such committees. As such, at its regularly scheduled and special meetings, the Board of Directors considers and pre-approves any audit and non-audit services to be performed by our independent accountants.

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
3.2
Certificate of Amendment to the Articles of Incorporation effective February 4, 2010 (to change name to Frontier Beverage Company, Inc.) (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Commission on December 16, 2004).
3.4
Amendment to Bylaws of Frontier Beverage Company, Inc. (f/k/a Assure Data, Inc.) (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Commission on August 20, 2010).

10.1
Purchase Agreement between Frontier Beverage Company, Inc. and Innovative Beverage Group Holdings, Inc. dated March 1, 2010 (incorporated by reference to Exhibit 10.0 of the Company’s Report on Form 8-K filed with the Commission on March 5, 2010).

10.2
Demand Promissory Note payable to HBB, LLC dated November 12, 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010). (1)

10.3
Contract by and Between Beckerman and Frontier Beverages, dated effective as of March 15, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2010).

10.4	Employment Agreement with Terry Harris (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on July 7, 2010). (1)
10.5	Employment Agreement with Timothy Barham (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the Commission on July 7, 2010). (1)
10.6
Universal Note and Security Agreement by and among Frontier Beverage Company, Inc. and Empire Food Brokers, Inc. (Borrowers) and Trust One Bank (Lender) dated June 23, 2010 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010). (1)

10.7
Demand Promissory Note payable to Terry Harris dated April 15, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010).(1)

10.8
Demand Promissory Note payable to Timothy Barham dated May 12, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010).(1)

10.9
Independent Consulting Agreement with Halter Capital Corporation effective as of November 12, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the Commission on November 13, 2009).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010).
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.
(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER BEVERAGE COMPANY, INC.

DATE: March 28, 2011	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Terry Harris	President, Treasurer and Director (Principal Executive Officer)	March 28, 2011
Terry Harris

/s/ Timothy Barham	Vice President, Secretary and Director	March 28, 2011
Timothy Barham

/s/ Anthony Peppers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2011
Anthony Peppers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Frontier Beverage Company, Inc.
f/k/a Assure Data, Inc.

We have audited the accompanying balances sheets of Frontier Beverage Company, Inc., f/k/a Assure Data, Inc. for the years ended December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of Frontier Beverage Company, Inc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Beverage Company, Inc., f/k/a Assure Data, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have been  prepared  assuming that the Company  will  continue  as a  going  concern.  As discussed in note A to the financial statements, the Company has an accumulated deficit of $1,504,815 through December 31, 2010, and a net loss of $1,047,107 at December 31, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in note A. The accompanying financial statements do not include any  adjustments relating to the  recoverability  and classification of asset carrying amounts or the amount and  classification  of  liabilities  that  might  result  should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP

Sherb & Co., LLP
New York, New York
March 20, 2011

FRONTIER BEVERAGE COMPANY, INC.
f/k/a/ Assure Data, Inc.
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$-	$-
Accounts receivable	22,482	-
Inventory, net of reserve for impairment of $30,000 and $0 at December 31, 2010 and 2009, respectively	250,077	-
Prepaid expenses	8,710	160,442
Total current assets	281,269	160,442

Total assets	$281,269	$160,442

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Notes and loans payable to related party	$243,246	$18,961
Accrued expenses	84,902	2,342
Accounts payable	73,438	-
Accrued interest-related parties	6,518	-
Bank overdraft	33	-
Total current liabilities	408,137	21,303

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock - par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001; 100,000,000 shares authorized; 18,781,000 and 15,000,000 shares issued and outstanding at December 31, 2010 and 2009 respectively	18,781	15,000
Additional paid-in capital	1,359,166	581,847
Accumulated deficit	(1,504,815)	(457,708)
Total stockholders' equity (deficit)	(126,868)	139,139

Total liabilities and stockholders' equity (deficit)	$281,269	$160,442

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2010	2009
Revenues, net	$418,357	$155,252

Cost of goods sold, including reserve for impaiment expense totaling $30,000 and $0 for the years ended December 31, 2010 and 2009, respectively	248,737	35,178

Gross profit	169,620	120,074

Selling, general and administrative	1,202,988	202,778

Total operating expenses	1,202,988	202,778

Loss from operations	(1,033,368)	(82,704)

Miscellaneous income	-	59,628
Interest expense	(13,739)	(87)
Total other income (expense)	(13,739)	59,541

Loss before taxes	(1,047,107)	(23,163)

Provision for income taxes	-	-

Net loss	$(1,047,107)	$(23,163)

Loss per share, basic and diluted	$(0.06)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	16,388,471	3,433,535

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR PERIOD FROM DECEMBER 31, 2008 THROUGH DECEMBER 31, 2010

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	1,640,000	$1,640	$375,207	$(434,545)	$(57,698)

Shares issued for cash	13,360,000	13,360	206,640	-	220,000
Net loss	-	-	-	(23,163)	(23,163)

Balance, December 31, 2009	15,000,000	15,000	581,847	(457,708)	139,139

Shares issued for cash	1,981,000	1,981	196,119	-	198,100
Shares issued to related parties for services	1,750,000	1,750	539,750	-	541,500
Shares issued to third party for service	50,000	50	32,450	-	32,500
Capital contribution	-	-	9,000	-	9,000
Net loss	-	-	-	(1,047,107)	(1,047,107)

Balance, December 31, 2010	18,781,000	$18,781	$1,359,166	$(1,504,815)	$(126,868)

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,047,107)	$(23,163)
Adjustments to reconcile net loss to net cash flows from operating activities:
Shares issued for services	574,000	-
Impairment of Inventory	30,000	-
Other income	-	(59,628)
Changes in assets and liabilities:
Accounts receivable	(22,482)	2,038
Inventory	(280,077)
Prepaid expenses	151,732	(160,442)
Accounts payable	73,438	-
Accrued expenses and other current liabilities	89,078	(12,802)

Net cash flows used in operating activities	(431,418)	(253,997)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	198,100	220,000
Proceeds from related parties	495,356	30,628
Capital contribution	9,000	-
Bank overdraft	33	-
Repayment of related party debt	(271,071)	-

Net cash flows provided by financing activities	431,418	250,628

Increase (decrease) in cash	-	(3,369)
Cash, beginning of year	-	3,369
Cash, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$3,587	$-

Income taxes paid	$-	$-

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At December 31, 2010, the Company has an accumulated deficit of $1,504,815, and for the years ended December 31, 2010 and 2009, incurred net losses of $1,047,107 and $23,163, respectively.  Management's plans with regard to these matters include the aggressive marketing of the Company's new beverage products and obtaining additional capital through the sale of its Common Stock.  Accordingly, management is of the opinion that aggressive marketing combined with additional capital will result in improved operations and positive cash flow in 2011 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation and going concern uncertainty (continued)

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2010 and 2009, the Company did not have any other financial instruments.

Revenue Recognition

The Company recognizes revenue in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires 1) evidence of an agreement, 2) delivery of the product or services had occurred, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales Returns and Incentives

Our policy is not to allow the return of products once they have been accepted by the customers/distributors.  If products are broken, damaged, or otherwise defective, the Company will either replace the products at no charge or will issue a credit to the customer/distributor upon receiving a written notice within seven days of receipt of the broken, damaged or defective merchandise.  To date, there have been no product returns for any reason.

The Company may agree to provide product samples for distributors for events such as tastings and store openings.  On occasion, these product samples may be supplied through the use of a distributor's current inventory after which the distributor will invoice the Company for the products used at the distributor's cost.

Promotional materials are provided by the Company to customers/distributors at no charge.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms.  Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  At December 31, 2010 and 2009, the Company had accounts receivable totaling $22,482 and $0, respectively.

Accounts Receivable and Allowance for Doubtful Accounts (continued)

The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, the Company's estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates.  Changes may occur in the future, which may require the Company to reassess the collectability of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided. At both December 31, 2010 and 2009, the Company had no allowance for doubtful accounts.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable.  At December 31, 2010 and 2009, the Company had inventory totaling $250,077 and $0, respectively.  At December 31, 2010 and 2009, reserve for impairment totaled $30,000 and $0, respectively.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.  The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables.  Two of the Company’s customers accounted for 100% of its net accounts receivable at December 31, 2010.  The Company had no accounts receivables at December 31, 2009.

Customer Concentration Risk

The Company’s 5 largest customers accounted for 75% of its revenue during 2010, one of which accounted for approximately 25% and the remaining 4 accounting for over 10% each. No other customers accounted for more than 10% of its revenues. The Company’s two largest customers accounted for 71% of its revenue during 2009.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered.  At December 31, 2010 and 2009, the Company did not have any long-lived assets.

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
DECEMBER 31, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company adopted the SFAS guidance which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the year ending December 31, 2010 and 2009.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with the SFAS guidance for Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period.  Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants.  At December 31, 2010 and 2009, there were no potential shares of Common Stock that would have an anti-dilutive effect.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred.  These costs are included in cost of sales expense.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense totaling $6,167 and $0 for the years ending December 31, 2010 and 2009, respectively.

Comprehensive Income

The Company has no component of other comprehensive income.  Accordingly, net income equals comprehensive income for the periods ended December 31, 2010 and 2009.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of Estimates

The preparation of financial statements in conformity with the GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued and Newly Adopted Accounting Pronouncements

In December 2010, the FASB amended its guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its guidance related to business combinations entered into by an entity that is material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The requirements of the amended guidance are effective for us December 31, 2011 and early adoption is permitted.  This disclosure-only guidance will not have a material impact on our results of operations, financial position or cash flows.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE B – INVENTORY

Inventory consists of the following at December 31:

	2010	2009
Raw materials	$48,453	$-
Finished goods	231,624	-
	280,077	-
Less: reserve for impairment	(30,000)	-
Net, Inventory	$250,077	$-

NOTE C – PREPAID EXPENSE

Prepaid expense consists of the following at December 31:

	2010	2009
Prepaid consulting	$6,820	$160,442
Prepaid insurance	1,890	-0-
	$8,710	$160,442

NOTE D – OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following at December 31:

	2010	2009
Accrued officers compensation	$80,219	$-0-
Accrued royalties	4,683	-0-
Other current liabilities	-0-	2,342
	$84,902	$2,342

NOTE E – RELATED PARTIES

During the year ending December 31, 2010, the Company received an aggregate of $357,956 from HBB, LLC, a Tennessee limited liability company beneficially owned and controlled by Terry Harris and Timothy Barham (“HBB”), who serve as directors of the Company, and respectively, the Company’s President and Treasurer and the Company’s Vice President and Secretary, of which $150,635 has been repaid, leaving a balance of $207,321 at December 31, 2010.  The Company agreed to pay interest on the loan at eight percent (8%). The loan is due on demand.

On August 18, 2010, the Company issued 800,000 shares of Common Stock each to Terry Harris, the Company’s President and Treasurer and Tim Barham, the Company’s Vice President and Secretary, in lieu of and in full satisfaction of base salary obligations of approximately $80,000 each, accruing between January 1 and August 31, 2010 (the “Compensation Offset”).  The 1,600,000 shares were valued at $496,000 using the fair market value of the Company’s stock on the date of the agreement and were recorded as a reduction in accrued officer’s compensation ($159,781) and non-cash compensation ($336,219) in the Company’s financial statements at December 31, 2010.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE E – RELATED PARTIES (Continued)

On June 30, 2010, the Board of Directors of the Company approved employment agreements (the “Agreements”) for Terry Harris and Timothy Barham, who serve as directors and executive officers of the Company’s.  The Agreements call for a base salary of $120,000 (retroactive to January 1, 2010) and a nondiscretionary annual bonus equal to $1.00 for each case of any beverage product sold or distributed by the Company during its fiscal year in excess of 120,000 cases. As no compensation payments were made to Mr. Harris or Mr. Barham during the year ending December 31, 2010 the Company has recorded accrued compensation for the year December 31, 2010 in the aggregate of $240,000.  After applying the Compensation Offset to accrued compensation, the outstanding aggregate balance at December 31, 2010 was $80,219.

On April 15, 2010, Terry Harris, a director and the Company’s President and Treasurer, agreed to loan the Company approximately $12,000 per month for twelve months with the proceeds from the loan used specifically to make monthly payments in accordance with terms of a consulting agreement further described below in NOTE I – INDEPENDENT CONSULTING AGREEMENT.   The Company agreed to pay interest on the loan at six percent (6%).  The Company made repayments to Mr. Harris during 2010 totaling $17,400 and HBB made payments to Mr. Harris on behalf of the Company total $94,315, leaving a balance at December 31, 2010 of $0.

On May 12, 2010, Tim Barham, a director and the Company’s Vice President and Secretary, loaned the Company $120,000 on which the Company agreed to pay interest at six percent (6%).  During the year ending December 31, 2010, the Company repaid $84,075 leaving a balance of $35,925 at December 31, 2010. The loan is due on demand.

From November 12, 2009 through December 31, 2009, the Company received an aggregate of $18,961 from HBB.  The Company executed a demand promissory note to HBB on November 12, 2009 for $18,961 which bears interest at eight percent (8%).  The principal amount of $18,961 was repaid in April 2010.

During 2010, the Company was provided office space, the use of office equipment and accounting personnel by HBB.  From January through June of 2010 the services were provided at no charge.  From July through December 2010 HBB charged the Company $1,500 per month which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.

At November 13, 2009 the Company owed Mr. Lisle, former officer of the Company, $59,961, at which time the Company transferred the assets and liabilities of its data storage business to Mr. Lisle in full satisfaction of the amount due to Mr. Lisle.

NOTE F – NOTE PAYABLE-CREDIT LINE

On June 23, 2010 the Company entered into a $150,000 credit line with Trust One Bank (the “Credit Line”).  The Credit Line accrued interest at a rate of 6% per annum, subject to changes in the index rate.  The outstanding balance and any accrued and unpaid interest on the Credit Line was repaid in full as of December 31, 2010.  The Credit Line was not renewed.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE G – CAPITAL STOCK

At December 31, 2010, the Company had 100,000,000 authorized shares of Common Stock and 100,000,000 authorized shares of Preferred Stock, both with a par value of $0.001 per share.

Common Stock

At December 31, 2010, the Company had 18,781,000 shares of its Common Stock issued and outstanding.   Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  Our Common Stock is quoted on the Over-the-Counter Bulletin Board under the trading symbol “FBEC.”

Between July and October 2010, the Company sold 1,981,000 shares of its common stock to twenty one (21) individual investors at a price of $0.10 per share for aggregate proceeds of $198,100.

On August 18, 2010, the Company issued 800,000 shares of common stock each to Terry Harris, the Company’s President and Treasurer and Tim Barham, the Company’s Vice President and Secretary, as further described above in NOTE E – RELATED PARTIES.

On July 13, 2010, the Company issued 50,000 shares of common stock to Anthony Peppers in consideration of consulting work provided to the Company and service to be provided as its Chief Financial Officer.  The 50,000 shares were valued at $14,500 using the fair market value of the Company’s stock on the date of the executed agreement and were recorded as non-cash compensation in the Company’s financial statements at December 31, 2010.

On August 13, 2010, the Company issued 50,000 shares of common stock each to Theodore Mandes and Roderic Fink in consideration for their continuing services as Advisory Board Members.  The shares 100,000 shares were valued at $31,000 using the fair market value of the Company’s stock on the date of the agreement and were recorded as non-cash compensation in the Company’s financial statements at December 31, 2010.

On April 15, 2010, the Company became obligated to issue 50,000 shares of its Common Stock to Beckerman, a public relations firm (“Beckerman”) under the terms of a consulting agreement dated April 8, 2010.  See NOTE I – INDEPENDENT CONSULTING AGREEMENT for further details.

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

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE G – CAPITAL STOCK (Continued)

Preferred Stock

At December 31, 2010 and 2009, the Company had zero shares of its Preferred Stock issued and outstanding.  We are authorized to issue up to 100,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  If the Company's issues share of Preferred Stock and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Warrants to Purchase Common Stock

At December 31, 2010 and 2009, the Company had not issued any warrants to purchase Common Stock of the Company.

Stock Options

On May 22, 2008, shareholders representing more than a majority of the Company outstanding shares voted to approve the 2008 Equity Incentive Plan (the "Plan").  The total number of shares of Common Stock that may be subject to awards under the Plan will not exceed five million shares, subject to customary adjustments as provided in the Plan. The Plan is generally designed to meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), in order to preserve the Company's ability to take compensation expense deductions in connection with the exercise of options granted and the vesting of performance-based restricted stock under the Plan.  The Plan is to be administered by a committee comprised of not less than two individuals appointed by the Board of Directors, each of whom is (i) to the extent required by Rule 16b-3 and the Exchange Act, a "non-employee director," and (ii) to the extent required by Code Section 162(m), an "outside director."

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

At December 31, 2010 and 2009, there are no outstanding stock options or other equity awards outstanding under the Company's 2008 Equity Incentive Plan.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE H – INCOME TAXES

Income taxes are accounted for in accordance with the SFAS guidance for Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, the guidance requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

The Company has net operating losses at December 31, 2010 of approximately $1,504,816 expiring through 2029.  Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal Revenue Code.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the federal statutory rate of 35% is as follows:

	Twelve Months Ended December 31,
	2010	2009

Expected income tax benefit (loss) at statutory rate of 35%	$(366,487)	$(8,107)
State and local tax benefit, net of federal	-0-	-0-
Change in valuation account	366,487	8,107
Income tax expense (benefit)	$-0-	$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Twelve Months Ended December 31,
Deferred Tax Assets:	2010	2009

Tax Benefit of net operating loss carry-forward	$526,000	$160,000
Less: valuation allowance	(526,000)	(160,000)
Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE I – INDEPENDENT CONSULTING AGREEMENT

On April 8, 2010, the Company entered into a letter of agreement (the "Beckerman Agreement") pursuant to which the Company retained Beckerman for a period of twelve months effective April 15, 2010.  Under the terms of the Beckerman Agreement, the Company issued Beckerman 50,000 shares of Common Stock and is obligated to pay Beckerman a monthly retainer of $12,000 plus out of pocket expense for its services.  For accounting purposes, $137,395 was recorded as expense during the year ended December 31, 2010 and $6,820 was recorded as prepaid consulting as of December 31, 2010.  The 50,000 shares were valued at $32,500 using the fair market value of the Company’s stock on the date of the executed agreement.  This amount was immediately expensed and is included consulting expense for the year ended December 31, 2010.

On November 12, 2009, the Company entered into an Independent Consulting Agreement (the "Halter Agreement") with Halter Capital Corporation ("Halter") wherein Halter would provide consulting service to the Company related to corporate finance, securities compliance, and shareholder relations, among other things.  Halter received $220,000 under the terms of this six-month Agreement.  For accounting purposes, $59,558 was expensed in 2009 and $160,442 was expensed during 2010.

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

During the year ended December 31, 2010, the Company sold 2,848 cases of 16 oz. Unwind Orange 24 packs.  The Company sold 12 oz. Unwind 12 packs between July and December 2010, selling 24,777 cases during such period.

FRONTIER BEVERAGE COMPANY, INC.
f/k/a Assure Data, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE J – TRADEMARK ASSIGNMENT AND RELATED ROYALTY (Continued)

The Company included $4,682 as accrued expense in the accompanying financial statements.  Under terms of the Agreement, the Company has the right to sell, transfer or convey the Purchased Property to a third-party purchaser ("Future Sale").  Upon such Future Sale, the Company shall pay Innovative three and one-half percent (3.5%) of the sales price it receives from such sale of the Purchased Property and/or the sale of any right thereof.  Such payment will be due and payable to Innovative within ten (10) days of the closing of such Future Sale.  If the consideration that the Company agrees to receive through a proposed Future Sale involves anything but a lump sum payment of cash, then the Company shall allocate three and one-half percent (3.5%) of any consideration received directly to Innovative.  Upon completion of the Future Sale transaction, the Company's obligations to Innovative will cease.

NOTE K – SUBSEQUENT EVENTS

For disclosure purposes The Company has evaluated the subsequent events.