Form 10-Q
period 2011-03-31
Frontier Beverage Company, Inc
filed 2011-05-16
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FRONTIER BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1837 Harbor Avenue, Post Office Box 13322, Memphis, Tennessee	38113
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of May 5, 2011 was 18,781,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRONTIER BEVERAGE COMPANY, INC.
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$-	$-
Accounts receivable	58,956	22,482
Inventory, net of reserve for obsolescence	248,564	250,077
Prepaid expense	8,522	8,710

Total current assets	316,042	281,269

Total assets	$316,042	$281,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Note payable to related party	$362,216	$243,246
Accrued expense	152,400	84,902
Accounts payable	65,506	73,438
Accrued interest-related party	12,473	6,518
Bank overdraft	12	33

Total current liabilities	592,607	408,137

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock - par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.001;100,000,000 shares authorized; 18,781,000 shares issued and outstanding	18,781	18,781
Additional paid-in capital	1,363,666	1,359,166
Accumulated deficit	(1,659,012)	(1,504,815)

Total stockholders' equity (deficit)	(276,565)	(126,868)

Total liabilities and stockholders' equity (deficit)	$316,042	$281,269

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$40,966	$40,040

Cost of revenues	39,149	19,339

Gross profit	1,817	20,701

Operating expenses:
Selling, general and administrative	150,059	202,561

Total operating expenses	150,059	202,561

Operating income (loss)	(148,242)	(181,860)

Other income (expense):
Interest expense	(5,955)	-
Other expense	-	(1,756)

Total other income (expenses)	(5,955)	(1,756)

Loss before taxes	(154,197)	(183,616)

Provision for income taxes	-	-

Net income (loss)	$(154,197)	$(183,616)

Income (loss) per share, basic and diluted: from continuing operations	$(0.01)	$(0.01)

Weighted average number of shares outstanding	18,781,000	15,000,000

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common		Additional
	Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009 - (audited)	15,000,000	$15,000	$581,847	$(457,708)	$139,139

Shares issued for cash	1,981,000	1,981	196,119	-	198,100
Shares issued to related parties	1,750,000	1,750	539,750	-	541,500
Shares issued to third party for service	50,000	50	32,450	-	32,500
Capital contribution	-	-	9,000	-	9,000
Net loss	-	-	-	(1,047,107)	(1,047,107)

Balance, December 31, 2010 - (audited)	18,781,000	18,781	1,359,166	(1,504,815)	(126,868)

Capital contribution	-	-	4,500	-	4,500
Net loss	-	-	-	(154,197)	(154,197)

Balance, March 31, 2011 - (unaudited)	18,781,000	$18,781	$1,363,666	$(1,659,012)	$(276,565)

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(154,197)	$(183,616)
Adjustments to reconcile net loss to net cash flows from operating activities:
Change in impairment of inventory	(27,500)	-
(Increase) decrease in:
Accounts receivable	(36,474)	-
Inventory	29,013	(87,598)
Prepaid expenses	188	109,392
Accounts payable and accrued expenses	65,521	51,226

Net cash flows used in operating activities	(123,449)	(110,596)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	166,728	119,135
Capital contribution	4,500	-
Change in bank overdraft	(21)	-
Repayment of related party debt	(47,758)	-

Net cash flows provided by financing activities	123,449	119,135

Increase in cash	-	8,539
Cash, beginning of period	-	-
Cash, end of period	$-	$8,539

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Frontier Beverage Company, Inc., f/k/a Assure Data, Inc. (the "Company") is a Nevada corporation that was formed in November 2002 and commenced operations in April 2003. The Company initially engaged in the business of providing fully automated remote data backup services for small to medium sized businesses.

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

On November 13, 2009, the Company entered into a Settlement Agreement with its former Chief Executive Officer, Robert Lisle, under which the Company transferred to Mr. Lisle all assets and properties used by the Company in its data storage business, including cash, accounts receivable, intellectual property rights, computers and data storage devices, and use of the name "Assure Data" in exchange for the cancellation of the debt of $59,961 owed by the Company to Mr. Lisle.

Subsequent to the closing of the Settlement Agreement and change of control, the Board of Directors decided to change the principal operations of the Company and move its corporate address to 1837 Harbor Avenue, Memphis, Tennessee 38113.  The Company has since abandoned its prior data storage business operations and is now focused on the development and distribution of beverage and snack products, and have focused on development and distribution of New Age/Alternative Beverages and snack cake products. The descriptive term “New Age/Alternative” beverages describes products that include energy drink/infused water, fruit juices and drink, dairy and dairy substitutes, and bottled/canned teas.

On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc.  The Company's Common Stock  is quoted on the OTC Market Groups, Inc. OTCQB under the symbol "FBEC."

Basis of Presentation

The interim financial statements of the Company presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements for the period ended December 31, 2010, as presented in the Company’s Form 10-K filed on March 29, 2010.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation (continued)

Interim financial data presented herein are unaudited but, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2011, the Company has an accumulated deficit of $1,659,012, and for the three months ended March 31, 2011 and 2010, incurred net losses of $154,197 and $183,616, respectively.  Management's plans with regard to these matters include the aggressive marketing of the Company's new beverage products and obtaining additional capital through the sale of its Common Stock.  Accordingly, management is of the opinion that aggressive marketing combined with additional capital may result in improved operations and positive cash flow in late 2011 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  Cash at times may exceed FDIC insurable limits.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At March 31, 2011 and December 31, 2010, the Company did not have any other financial instruments.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms.  Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  At March 31, 2011 and December 31, 2010, the Company had accounts receivable totaling $58,956 and $22,482, respectively.

The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, the Company's estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting dates.  Changes may occur in the future, which may require the Company to reassess the collectability of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided. At both March 31, 2011 and December 31, 2010, the Company had a $2,500 and $0 allowance for doubtful accounts.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable.  At March 31, 2011 and December 31, 2010, the Company had inventory totaling $248,564 and $250,077, respectively.  At March 31, 2011 and December 31, 2010, reserve for impairment totaled $2,500 and $30,000, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered.  At March 31, 2011 and December 31, 2010, the Company did not have any long-lived assets.

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

Stock Based Compensation

The Company adopted the SFAS guidance which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the three months ended March 31, 2011 and 2010.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with the SFAS guidance for Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period.  Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants.  At March 31, 2011 and 2010, there were no potential shares of Common Stock that would have an anti-dilutive effect.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred.  These costs are included in cost of sales expense.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense totaling $0 and $3,093 for the three months ended March 31, 2011 and 2010, respectively.

Comprehensive Income

The Company has no component of other comprehensive income.  Accordingly, net income equals comprehensive income for the three months ended March 31, 2011 and 2010.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

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

NOTE B – INVENTORY

Inventory consists of the following:
	March 31, 2011	December 31, 2010
Raw materials	$68,871	$48,453
Finished goods	182,193	231,624
	251,064	280,077
Less: reserve for impairment	(2,500)	(30,000)
Net, Inventory	$248,564	$250,077

During the three months ended March 31, 2011, the Company decided to discontinue the further production and distribution of its 16 oz. Unwind Orange product (the “Discontinued Product”). To that end the Company sold 1,155 cases of the Discontinued Product at a significant reduction in price and accordingly reduced the reserve for impairment.  Such amount has reduced cost of revenues for the three months ended March 31, 2011.  During April 2011, the Company sold the remaining 2,957 cases of the Discontinued Product.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE C – PREPAID EXPENSE

Prepaid expense consists of the following:

	March 31, 2011	December 31, 2010
Prepaid consulting	$6,000	$6,820
Prepaid insurance	2,522	1,890
	$8,522	$8,710

NOTE D – OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Accrued officers compensation	$139,397	$80,219
Accrued legal fees	8,320	-0-
Accrued royalties	4,683	4,683
	$152,400	$84,902

NOTE E – RELATED PARTIES

During the three months ended March 31, 2011, and the year ending December 31, 2010, the Company received an aggregate of $129,964 and $357,956, respectively from HBB, LLC, a Tennessee limited liability company beneficially owned and controlled by Terry Harris and Timothy Barham (“HBB”), who serve as directors of the Company, and respectively, the Company’s President and Treasurer and the Company’s Vice President and Secretary.  The Company agreed to pay interest on the loan at eight percent (8%). The loan is due on demand.  No repayments were made during the three months ended March 31, 2011.  During the year ending December 31, 2010, the Company made repayments of $150,635.  The outstanding balance on the loan at March 31, 2011 and December 31, 2010 was $337,285 and $207,321, respectively.

During the three months ended March 31, 2011, the Company was provided office space, the use of office equipment and accounting personnel by HBB.  HBB charged the Company $1,500 per month for a total of $4,500, which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.  During 2010, the Company was provided office space, the use of office equipment and accounting personnel by HBB.  From January through June of 2010 the services were provided at no charge.  From July through December 2010 HBB charged the Company $1,500 per month for a total of $9,000, which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE E – RELATED PARTIES (Continued)

On June 30, 2010, the Board of Directors of the Company approved employment agreements (the “Agreements”) for Terry Harris and Timothy Barham, who serve as directors and executive officers of the Company.  The Agreements call for a base salary of $120,000 (retroactive to January 1, 2010) and a nondiscretionary annual bonus equal to $1.00 for each case of any beverage product sold or distributed by the Company during its fiscal year in excess of 120,000 cases. As no compensation payments were made to Mr. Harris or Mr. Barham during the three months ended March 31, 2011 or the year ended December 31, 2010 the Company has recorded accrued compensation for the three months ended March 31, 2011 and for the year December 31, 2010 in the aggregate of approximately $60,000 and $240,000, respectively.  After applying the Compensation Offset to accrued compensation, the outstanding aggregate balance at March 31, 2011 and December 31, 2010 was $139,397 and $80,219, respectively.

On April 15, 2010, Terry Harris, a director and the Company’s President and Treasurer, agreed to loan the Company approximately $12,000 per month for twelve months with the proceeds from the loan used specifically to make monthly payments in accordance with terms of a consulting agreement further described below in NOTE G – INDEPENDENT CONSULTING AGREEMENT.   The Company agreed to pay interest on the loan at six percent (6%).  During the three months ended March 31, 2011, HBB made payments to Mr. Harris on behalf of the Company totaling $12,758.  During 2010, the Company made payments to Mr. Harris totaling $17,400 and HBB made payments to Mr. Harris on behalf of the Company totaling $94,315.  At March 31, 2011 and December 31, 2010, the Company owed Mr. Harris $24,006 and $0, respectively.

On May 12, 2010, Tim Barham, a director and the Company’s Vice President and Secretary, loaned the Company $120,000 on which the Company agreed to pay interest at six percent (6%).  During the three months ended March 31, 2011, the Company repaid Mr. Barham $35,000.  During the year ended December 31, 2010, the Company repaid Mr. Barham $84,075.  At March 31, 2011 and December 31, 2010, the Company owed Mr. Barham $925 and $35,925, respectively.

NOTE F – CAPITAL STOCK

At March 31, 2011, the Company had 100,000,000 authorized shares of Common Stock and 100,000,000 authorized shares of Preferred Stock, both with a par value of $0.001 per share.

Common Stock

At March 31, 2011 and December 31, 2010, the Company had 18,781,000 shares of its Common Stock issued and outstanding.   Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the trading symbol “FBEC.”

Between July and October 2010, the Company sold 1,981,000 shares of its common stock to twenty-one (21) individual investors at a price of $0.10 per share for aggregate proceeds of $198,100.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE F – CAPITAL STOCK (Continued)

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

On April 15, 2010, the Company became obligated to issue 50,000 shares of its Common Stock to Beckerman, a public relations firm (“Beckerman”) under the terms of a consulting agreement dated April 8, 2010.  See NOTE G – INDEPENDENT CONSULTING AGREEMENT for further details.

None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any securities that are convertible into our Common Stock.  We have not agreed to register any of our stock for anyone.  We currently have in effect an employee stock option plan; however no options have been issued thereunder.

Preferred Stock

At March 31, 2011 and December 31, 2010, the Company had zero shares of its Preferred Stock issued and outstanding.  We are authorized to issue up to 100,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. If the Company's issues share of Preferred Stock and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Warrants to Purchase Common Stock

At March 31, 2011 and December 31, 2010, the Company had not issued any warrants to purchase Common Stock of the Company.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE F – CAPITAL STOCK (Continued)

Stock Options

On May 22, 2008, shareholders representing more than a majority of the Company’s outstanding shares of Common Stock voted to approve the 2008 Equity Incentive Plan (the "Plan").  The total number of shares of Common Stock that may be subject to awards under the Plan will not exceed five million, subject to customary adjustments as provided in the Plan. The Plan is generally designed to meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), in order to preserve the Company's ability to take compensation expense deductions in connection with the exercise of options granted and the vesting of performance-based restricted stock under the Plan.  The Plan is to be administered by a committee comprised of not less than two individuals appointed by the Board of Directors, each of whom is (i) to the extent required by Rule 16b-3 and the Exchange Act, a "non-employee director," and (ii) to the extent required by Code Section 162(m), an "outside director."

Until the Company has independent directors, the whole Board of Directors will make such rule and regulations and establish such procedures for the administration of the Plan as it deems advisable.  For options issued under the plan, the exercise price may not be less than the fair market value of the stock on the date of the grant of the option and the exercise period may not be longer than ten (10) years from the date of the option.  At March 31, 2011 and December 31, 2010, there are no outstanding stock options or other equity awards outstanding under the Company's 2008 Equity Incentive Plan.

NOTE G – INDEPENDENT CONSULTING AGREEMENT

On April 8, 2010, the Company entered into a letter of agreement (the "Beckerman Agreement") pursuant to which the Company retained Beckerman for a period of twelve months effective April 15, 2010.  Under the terms of the Beckerman Agreement, the Company issued Beckerman 50,000 shares of Common Stock and is obligated to pay Beckerman a monthly retainer of $12,000 plus out of pocket expense for its services.  For accounting purposes, $137,395 was recorded as expense during the year ended December 31, 2010 and $6,820 was recorded as prepaid consulting as of December 31, 2010.  The 50,000 shares were valued at $32,500 using the fair market value of the Company’s stock on the date of the executed agreement.  This amount was immediately expensed and is included in the consulting expense for the year ended December 31, 2010.  During the three months ended March 31, 2011, the Company incurred additional expense totaling $37,584, including the prepaid consulting balance at December 31, 2010, and prepaid an additional $6,000 covering the period from April 1 to April 15, 2011.  The $37,584 is recorded as consulting expense in selling, general and administrative expense and the $6,000 is recorded as prepaid consulting expense on the balance sheet of the accompanying financial statements.

NOTE H – TRADEMARK ASSIGNMENT AND RELATED ROYALTY

On March 1, 2010, the Company entered into a Purchase Agreement (the "Agreement") with Innovative Beverage Group Holdings, Inc., a Nevada corporation ("Innovative"), for the purchase of the intellectual property rights of a beverage created and developed by Innovative known as "Unwind."  In conjunction with the Agreement, the “Unwind” trademark was assigned to the Company and filed with the United States Patent and Trademark Office. Under the terms of the Agreement, the Company purchased (i) all rights to the Unwind flavor, including all rights to the proprietary formula used to manufacture Unwind, (ii) the Unwind name and trademark,

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE H – TRADEMARK ASSIGNMENT AND RELATED ROYALTY (Continued)

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

During the three months ended March 31, 2011 and 2010, the Company sold 2,848 and zero cases of 16 oz. Unwind Orange 24 packs, respectively.  During the three months ended March 31, 2011 and 2010, the Company sold eight (8) and zero cases of 12 oz. Unwind Orange 12 packs, respectively.

At March 31, 2011 and December 31, 2010, the Company included $4,683 as accrued expense in the accompanying financial statements.  Under terms of the Agreement, the Company has the right to sell, transfer or convey the Purchased Property to a third-party purchaser ("Future Sale").  Upon such Future Sale, the Company shall pay Innovative three and one-half percent (3.5%) of the sales price it receives from such sale of the Purchased Property and/or the sale of any right thereof.  Such payment will be due and payable to Innovative within ten (10) days of the closing of such Future Sale.  If the consideration that the Company agrees to receive through a proposed Future Sale involves anything but a lump sum payment of cash, then the Company shall allocate three and one-half percent (3.5%) of any consideration received directly to Innovative.  Upon completion of the Future Sale transaction, the Company's obligations to Innovative will cease.

NOTE I – SUBSEQUENT EVENTS

In the first quarter of 2011 management began development, marketing and distribution of a new energy brownie snack product known as Up Snax Energy™.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

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

Overview

The Company abandoned its prior data storage business operations in November 2009 and began focusing on the development, marketing and distribution of New Age/Alternative Beverages. The descriptive term “New Age/Alternative Beverages” describes products that include energy drinks/infused water, fruit juices and drinks, dairy and dairy substitutes, and bottled/canned teas.  On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc.

As noted above, we initially focused on the development, marketing and distribution of relaxation beverages. In March 2010, we acquired certain intellectual property rights for a proprietary relaxation beverage known as UnWind™ which we currently market and sell along with a concentrated version of the product known as Bulldozer™. We also intend to develop additional proprietary beverage products in various categories to provide consumers with an array of fresh and unique concepts in the New Age/Alternative Beverage category.

In the first quarter of 2011 management began development, marketing and distribution of a new energy brownie snack product known as Up Snax Energy™.

Our mission is to supply the highest quality New Age/Alternative Beverages and snack products at the most economical cost to distributors servicing the retail industry and directly to consumers through our website. Our service-oriented approach integrates the elements of research, development, product quality assurance, packaging/distribution efficiency, and advanced management systems to generate higher profit margins for our retailers.  Collaboration with our distributors and retailers carrying our product is expected to build long-term relationships and help us manage our carefully planned aggressive growth.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2011, the Company had an accumulated deficit of $1,659,012, and for the three months ended March 31, 2011 and 2010, incurred net losses of $154,197 and $183,616, respectively.  Management's plans with regard to operations include the aggressive marketing of the Company's beverage and snack products and obtaining additional funds through the issuance of securities or borrowings.  Accordingly, management is of the opinion that aggressive marketing combined with additional funding will result in improved operations and cash flow in late 2011 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

Liquidity and Capital Resources

The Company began its current operations in November 2009 and has yet to attain a level of operations which allows it to meet its current overhead.  We do not contemplate attaining profitable operations prior to the fourth quarter of 2011, nor is there any assurance that such an operating level can ever be achieved.  We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of March 31, 2011, the Company’s cash balance was $0.  Outstanding loans and accounts payable as of March 31, 2011 totaled $427,722, of which $362,216 is attributable to loans from related parties.  The Company’s working capital deficit as of March 31, 2011 was $276,565.

Since we began our current operations, we have obtained financing through loans to the Company from the following sources:

	Loan Amount	Amount Repaid	Balance Due March 31, 2011
HBB, LLC	$506,882	$169,597	$337,285
Terry Harris	$131,079	$107,073	$24,006
Timothy Barham	$120,000	$119,075	$925

The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current shareholders may need to contribute funds to sustain operations.

Results of Operations

Comparison of Three Months Ended March 31, 2011, and March 31, 2010

For the three month periods ended March 31, 2011 and 2010, the Company’s revenue totaled $40,966 and $40,040, respectively, for which its respective cost of revenues totaled $39,149 and $19,339.  During the three months ended March 31, 2011, the Company decided to discontinue the further production and distribution of its UnWind™ product packaged in 16-ounce cans (the “Discontinued Product”), in favor of new 12-ounce slim cans. To that end, the Company sold 1,155 cases of the Discontinued Product at a significant reduction in price thereby reducing the reserve for impairment.  Such amount has reduced the cost of revenues for the three months ended March 31, 2011.  During April 2011, the Company sold the remaining 2,957 cases of the Discontinued Product.

For the three month periods ended March 31, 2011 and 2010, the Company had selling, general and administrative costs totaling $150,059 compared to $202,561, respectively, a decrease of approximately $53,000.  This decrease is in large part a direct result of the following:

•
The Company’s Independent Consulting Agreement with Halter Capital Corporation dated November 12, 2009 expired during the three months ended March 31, 2010, resulting in a decrease in associated costs of $109,000;

•	The Company incurred costs associated with a letter of agreement with Beckerman, a public relations firm, dated April 8, 2010, resulting in an increase of approximately $38,000;
•	Advertising, Printing, Design, and Promotion expenses decreased approximately $12,000;
•	Accounting expenses increased approximately $12,000;
•	Officer Compensation increased approximately $10,000;
•	Rent expense increased approximately $5,000; and
•	Insurance expense increased approximately $3,000

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Events

In the first quarter of 2011 management began development, marketing and distribution of a new energy brownie snack product known as Up Snax Energy™.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Terry Harris, our principal executive officer and principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer and our management concluded that the Company's disclosure controls and procedures as of March 31, 2011 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our first quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

There were no material changes in the Risk Factors applicable to our Company as set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit	Description
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2011	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer and Authorized Signatory)

May 12, 2011
/s/ Anthony Peppers
Anthony Peppers
Chief Financial Officer (Principal Financial and Accounting Officer)