Form 10-Q/A
period 2011-06-30
Frontier Beverage Company, Inc
filed 2011-11-16
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (the "Report") is being filed by Frontier Beverage Company, Inc. (the "Company") to amend the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 that was initially filed with the Securities and Exchange Commission (the "SEC") on August 15, 2011 (the "Original Report").

This Report reflects the restatement of the Company's previously issued financial statements at and for the period ended June 30, 2011, and the notes related thereto, as discussed in Note A to the financial statements included herein.

This Report only amends and restates Items 1 and 2 of Part I of the Original Report to reflect the restatement. The foregoing items have not been updated to reflect other events occurring after the date of the Original Report, or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Report and other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's periodic reports filed with the SEC subsequent to the filing of the Original Report (collectively, the "Subsequent Reports"). The information in the Subsequent Reports updates and supersedes the information contained in the Original Report and this Report. In addition, the exhibit list in Item 6 of Part II has not been updated except that currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
FRONTIER BEVERAGE COMPANY, INC.
BALANCE SHEETS

	Restated
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$1,123	$-
Accounts receivable	51,635	22,482
Inventory	212,464	250,077
Prepaid expense	2,464	8,710

Total current assets	267,686	281,269

Total assets	$267,686	$281,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Notes payable to related parties	$354,619	$243,246
Accrued expenses	203,855	84,902
Accounts payable	41,959	73,438
Accrued interest-related party	19,507	6,518
Bank overdraft	-	33

Total current liabilities	619,940	408,137

Stockholders' Equity (Deficit):
Preferred stock - par value $0.001; 100,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock - par value $0.001;100,000,000 shares authorized;
18,781,000 shares issued and outstanding	18,781	18,781
Additional paid-in capital	1,367,802	1,359,166
Accumulated deficit	(1,738,837)	(1,504,815)

Total stockholders' equity (deficit)	(352,254)	(126,868)

Total liabilities and stockholders' equity (deficit)	$267,686	$281,269

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Restated		Restated
	2011	2010	2011	2010

Revenues	$162,186	$49,140	$203,152	$89,180

Cost of revenues	143,500	28,548	182,649	47,887

Gross profit	18,686	20,592	20,503	41,293

Operating expenses:
Selling, general and
administrative	90,247	255,150	240,306	457,711

Total operating expenses	90,247	255,150	240,306	457,711

Operating loss	(71,561)	(234,558)	(219,803)	(416,418)

Interest expense	(8,265)	(2,718)	(14,220)	(4,474)

Loss before taxes	(79,826)	(237,276)	(234,023)	(420,892)

Provision for income taxes	-	-	-	-

Net loss	$(79,826)	$(237,276)	$(234,023)	$(420,892)

Loss per share,
basic and diluted:	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of
shares outstanding	18,781,000	15,041,758	18,781,000	15,020,994

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(234,023)	$(420,892)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Change in impairment of inventory	(27,500)	-
Common stock issued for services	-	32,500
(Increase) decrease in:
Accounts receivable	(29,153)	-
Inventory	65,113	(270,695)
Prepaid expenses	6,245	154,442
Accounts payable and accrued expenses	100,101	231,527

Net cash flows used in operating activities	(119,217)	(273,118)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	199,637	286,635
Capital contribution	9,000	-
Bank overdraft	(33)	-
Note payable credit line	-	150,000
Repayment of related party loans	(88,264)	(138,096)

Net cash flows provided by financing activities	120,340	298,539

Increase in cash	1,123	25,421
Cash, beginning of period	-	-
Cash, end of period	$1,123	$25,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
RESTATED

NOTE A – ORGANIZATION AND BUSINESS

RESTATEMENT OF JUNE 30, 2011 FINANCIAL RESULTS

The Company’s financial statements for the six months ended June 30, 2011 have been restated to reflect a correction summarized as follows:

During the three months ended June 30, 2011, certain product with limited shelf life totaling approximately $26,000 was shipped and billed for full value.  This product should have been billed for approximately $6,000.  The resulting misstatement for approximately $20,000 was discovered during the quarter ended September 30, 2011, necessitating the restatement of the June 30, 2011 financial results.  The change resulted in a decrease to revenue of approximately $20,000 and a corresponding decrease to accounts receivable.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
RESTATED

NOTE A – ORGANIZATION AND BUSINESS (Continued)

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

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2011, the Company has an accumulated deficit of $1,738,837, and for the six months ended June 30, 2011 and 2010, incurred net losses of $234,023 and $420,892, respectively.  Management's plans with regard to these matters include the aggressive marketing of the Company's new beverage and snack products and obtaining additional capital through the sale of its Common Stock.  Accordingly, management is of the opinion that aggressive marketing combined with additional capital may result in improved operations and positive cash flow in late 2011 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
RESTATED

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
RESTATED

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms.  Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  At June 30, 2011 and December 31, 2010, the Company had accounts receivable totaling $51,635 and $22,482, respectively.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
RESTATED

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
RESTATED

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
RESTATED

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
RESTATED

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
RESTATED

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
RESTATED

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
RESTATED

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

NOTE H – REVENUE SUMMARY

Net revenue for the three and six months ended June 30, 2011 is detailed below:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues	$245,739	$49,140	$286,705	$89,180
Returns and allowances	(83,553)	-0-	(83,553)	-0-
Revenues, net	$162,186	$49,140	$203,152	$89,180

During the three months ended June 30, 2011, certain product with limited shelf life totaling approximately $26,000 was shipped and billed for full value.  This product should have sold for approximately $6,000.  The resulting misstatement for approximately $20,000 (included in the returns and allowances above) was discovered during the September 30, 2011 quarter, necessitating the restatement of the June 30, 2011 financial results.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
RESTATED

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
RESTATED

NOTE J – TRADEMARK ASSIGNMENT AND RELATED ROYALTY (Continued)

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q/A, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, our product and market development plans, and other objectives, expectations and intentions, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2011, the Company had an accumulated deficit of $1,738,837, and for the six months ended June 30, 2011 and 2010, incurred net losses of $234,023 and $420,892, respectively.  Management's plans with regard to operations include the aggressive marketing of the Company's beverage and snack products and obtaining additional funds through the issuance of securities or borrowings.  Accordingly, management is of the opinion that aggressive marketing combined with additional funding will result in improved operations and cash flow in late 2011 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

As of June 30, 2011, the Company’s cash balance was $1,123.  Outstanding loans and accounts payable as of June 30, 2011 totaled $396,578, of which $354,619 is attributable to loans from related parties.  The Company’s working capital deficit as of June 30, 2011 was $352,254.

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

Results of Operations

RESTATEMENT OF JUNE 30, 2011 FINANCIAL RESULTS

During the three months ended June 30, 2011, certain product with limited shelf life totaling approximately $26,000 was shipped and billed for full value.  This product should have been billed for approximately $6,000.  The resulting misstatement for approximately $20,000 was discovered during the quarter ended September 30, 2011, necessitating the restatement of the June 30, 2011 financial results.  The change resulted in a decrease to revenue of approximately $20,000 and a corresponding decrease to accounts receivable.

The Company’s financial statements for the six months ended June 30, 2011 have been restated to reflect the correction.

Comparison of Three Months Ended June 30, 2011 and 2010

For the three month periods ended June 30, 2011 and 2010, the Company’s revenue totaled $162,186 and $49,140, respectively, for which its respective cost of revenues totaled $143,500 and $28,548.

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

•	Advertising, Printing, Design, and Promotion expenses decreased approximately $17,000;
•	Legal expenses decreased approximately $17,000;
•	Accounting expenses decreased approximately $11,000;
•	Officer Compensation decreased approximately $10,000;
•	Rent expense increased approximately $4,000; and

Comparison of Six Months Ended June 30, 2011 and  2010

For the six month periods ended June 30, 2011 and 2010, the Company’s revenue totaled $203,152 and $89,180, respectively, for which its respective cost of revenues totaled $182,649 and $47,887.  During the six months ended June 30, 2011, the Company decided to discontinue the further production and distribution of its UnWind™ product packaged in 16-ounce cans (the “Discontinued Product”), in favor of new 12-ounce slim cans. To that end, the Company sold 4,112 cases of the Discontinued Product at a significant reduction in price thereby reducing the reserve for impairment.  Such amount has reduced the cost of revenues for the six months ended June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following exhibits are filed with this Quarterly Report on Form 10-Q/A.

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

November 16, 2011	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer and Authorized Signatory)

November 16, 2011	/s/ Anthony Peppers
Anthony Peppers
Chief Financial Officer (Principal Financial and Accounting Officer)