Form 10-Q
period 2011-09-30
Frontier Beverage Company, Inc
filed 2011-11-17
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File No. 000-52297

FRONTIER BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1837 Harbor Avenue, Post Office Box 13311, Memphis, Tennessee	38113
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of November 16, 2011 was 18,781,000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRONTIER BEVERAGE COMPANY, INC.
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$1,597	$—
Accounts receivable, net of allowance of $24,770 and $0	52,302	22,482
Inventory, net of reserve of $77,500 and $30,000	124,699	250,077
Prepaid expense	2,464	8,710

Total current assets	181,062	281,269

Total assets	$181,062	$281,269

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Notes payable and loans from related parties	$362,025	$243,246
Accrued compensation-related parties	259,726	80,219
Accounts payable	102,468	73,438
Accrued interest-related party	26,754	6,518
Accrued expenses	4,625	4,683
Bank overdraft	—	33

Total current liabilities	755,598	408,137

Stockholders’ Equity (Deficit):
Preferred stock - par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 100,000,000 shares authorized; 18,781,000 shares issued and outstanding, respectively	18,781	18,781
Additional paid-in capital	1,372,302	1,359,166
Accumulated deficit	(1,965,619)	(1,504,815)

Total stockholders’ equity (deficit)	(574,536)	(126,868)

Total liabilities and stockholders’ equity (deficit)	$181,062	$281,269

The accompanying footnotes are an integral part of therse financial statements.

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$47,531	$204,601	$250,683	$293,781

Cost of revenues	25,097	94,279	207,746	142,166

Gross profit	22,434	110,322	42,937	151,615

Operating expenses:
Writeoff of beverage inventory	90,262	—	90,262	—
Selling, general and administrative	151,706	592,454	392,012	1,050,165

Total operating expenses	241,968	592,454	482,274	1,050,165

Operating loss	(219,534)	(482,132)	(439,337)	(898,550)

Interest expense	(7,247)	(5,907)	(21,467)	(10,381)

Loss before taxes	(226,781)	(488,039)	(460,804)	(908,931)

Provision for income taxes	—	—	—	—

Net loss	$(226,781)	$(488,039)	$(460,804)	$(908,931)

Loss per share, basic and diluted:	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Weighted average number of shares outstanding	18,781,000	16,689,082	18,781,000	15,583,134

The accompanying footnotes are an integral part of therse financial statements.

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(460,804)	$(908,931)
Adjustments to reconcile net loss to net cash flows from operating activities:
Change in impairment of inventory	90,262	496,000
Change in allowance for doubtful accounts	24,770	—
Common stock issued for services	—	78,000
(Increase) decrease in:
Accounts receivable	(54,590)	(62,075)
Inventory	35,116	(259,156)
Prepaid expenses	6,247	150,802
Accounts payable	29,029	34,695
Accrued expenses	199,322	31,230

Net cash flows used in operating activities	(130,648)	(439,435)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	207,042	363,635
Proceeds from sale of common stock	—	162,600
Capital contribution	13,500	—
Bank overdraft	(33)	2,871
Note payable credit line	—	150,000
Repayment of related party loans	(88,264)	(239,671)

Net cash flows provided by financing activities	132,245	439,435

Increase in cash	1,597	—
Cash, beginning of period	—	—
Cash, end of period	$1,597	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$2,634

Income taxes paid	$—	$—

The accompanying footnotes are an integral part of therse financial statements.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc.  The Company’s Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the symbol “FBEC.”

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
SEPTEMBER 30, 2011
(UNAUDITED)

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

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.  At September 30, 2011, the Company has an accumulated deficit of $1,965,619, and for the nine months ended September 30, 2011 and 2010, incurred net losses of $460,804 and $908,931, respectively.  Management’s plans with regard to these matters include the aggressive marketing of the Company’s new snack products and obtaining additional capital through the sale of its Common Stock or borrowings.  Accordingly, management is of the opinion that aggressive marketing combined with additional capital may result in improved operations and positive cash flow in 2012 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At September 30, 2011 and December 31, 2010, the Company did not have any other financial instruments.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires 1) evidence of an agreement, 2) delivery of the product or services, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

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

The Company may agree to provide product samples for distributors for events such as tastings and store openings.  On occasion, these product samples may be supplied through the use of a distributor’s current inventory after which the distributor will invoice the Company for the products used at the distributor’s cost.

Promotional materials are provided by the Company to customers/distributors at no charge.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms.  Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  At September 30, 2011 and December 31, 2010, the Company had net accounts receivable totaling $52,302 and $22,482, respectively.

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the Company’s historical experience, the Company’s estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer’s overall business condition. The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates.  Changes may occur in the future, which may require the Company to reassess the collectability of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided. At September 30, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts totaling $24,770 and $0, respectively.

.
FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable.  At September 30, 2011 and December 31, 2010, the Company had inventory net of reserve totaling $124,699 and $250,077, respectively.  At September 30, 2011 and December 31, 2010, reserve for impairment totaled $77,500 and $30,000, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered.  At September 30, 2011 and December 31, 2010, the Company did not have any long-lived assets.

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

Stock Based Compensation

The Company adopted the SFAS guidance which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the three months and nine months ended September 30, 2011 and 2010.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with the SFAS guidance for Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted.  Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period.  Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants.  At September 30, 2011 and 2010, there were no potential shares of Common Stock that would have a dilutive effect.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred.  These costs are included in cost of sales expense.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense totaling $0 and $1,167 for the three months ended September 30, 2011 and 2010, respectively and $0 and $6,168 for the nine months ended September 30, 2011 and 2010, respectively.

Comprehensive Income

The Company has no component of other comprehensive income.  Accordingly, net income equals comprehensive income for the three and nine months ended September 30, 2011 and 2010.

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
SEPTEMBER 30, 2011
(UNAUDITED)

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

NOTE C – INVENTORY

Inventory consists of the following:

	September 30, 2011	December 31, 2010
Raw materials	$91,732	$48,453
Finished goods	110,467	231,624
	202,199	280,077
Less: reserve for impairment	(77,500)	(30,000)
Inventory, Net	$124,699	$250,077

During the three months ended March 31, 2011, the Company decided to discontinue the further production and distribution of its 16 oz. Unwind Orange product (the “Discontinued Product”). To that end the Company sold 4,112 cases of the Discontinued Product at a significant reduction in price and accordingly reduced the reserve for impairment.  During the nine months ended September 30, 2011, the Company reserved an additional $47,500 for the potential write-off of beverage inventory.  During the same period, the Company wrote off $42,762 of beverage inventory.  The resulting increase of $47,500 brings the balance in the reserve for impairment account to $77,500 at September 30, 2011.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE D – PREPAID EXPENSE

Prepaid expense consists of the following:

	September 30, 2011	December 31, 2010
Prepaid insurance	$2,464	$6,820
Prepaid consulting	-0-	1,890
	$2,464	$8,710

NOTE E – OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	September 30, 2011	December 31, 2010
Accrued royalties	$4,625	$4,683
	$4,625	$4,683

NOTE F – RELATED PARTIES

During the nine months ended September 30, 2011, and the year ending December 31, 2010, the Company received an aggregate of $166,279 and $357,956, respectively from HBB, LLC, a Tennessee limited liability company beneficially owned and controlled by Terry Harris and Timothy Barham (“HBB”), who serve as directors of the Company, and respectively, the Company’s President and Treasurer and the Company’s Vice President and Secretary.  The Company agreed to pay interest on the loan at eight percent (8%). The loan is due on demand.  Repayments totaling $12,500 were made during the nine months ended September 30, 2011.  During the year ended December 31, 2010, the Company made repayments of $150,635.  The outstanding balance on the loan at September 30, 2011 and December 31, 2010 was $361,100 and $207,321, respectively.

During the nine months ended September 30, 2011, the Company was provided office space, the use of office equipment and accounting personnel by HBB.  HBB charged the Company $1,500 per month for a total of $13,500, which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.  During 2010, the Company was provided office space, the use of office equipment and accounting personnel by HBB.  From January through June of 2010 the services were provided at no charge.  From July through December 2010, HBB charged the Company $1,500 per month for a total of $9,000, which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE F – RELATED PARTIES (continued)

On June 30, 2010, the Board of Directors of the Company approved employment agreements (the “Agreements”) for Terry Harris and Timothy Barham, who serve as directors and executive officers of the Company.  The Agreements call for a base salary of $120,000 (retroactive to January 1, 2010) and a nondiscretionary annual bonus equal to $1.00 for each case of any beverage product sold or distributed by the Company during its fiscal year in excess of 120,000 cases. As no compensation payments were made to Mr. Harris or Mr. Barham during the nine months ended September 30, 2011 or the year ended December 31, 2010 the Company has recorded accrued compensation for the three and nine months ended September 30, 2011 and for the year December 31, 2010 in the aggregate of approximately $60,000, $180,000, and $240,000, respectively.  After applying the Compensation Offset to accrued compensation, the outstanding aggregate balance at September 30, 2011 and December 31, 2010 was $259,726 and $80,219, respectively.

On April 15, 2010, Terry Harris, a director and the Company’s President and Treasurer, agreed to loan the Company approximately $12,000 per month for twelve months with the proceeds from the loan used specifically to make monthly payments in accordance with terms of a consulting agreement further described below in NOTE I – INDEPENDENT CONSULTING AGREEMENT.   The Company agreed to pay interest on the loan at six percent (6%).  During the six months ended June 30, 2011, HBB made payments to Mr. Harris on behalf of the Company totaling $40,764.  During 2010, the Company made payments to Mr. Harris totaling $17,400 and HBB made payments to Mr. Harris on behalf of the Company totaling $94,315.  No money was owed Mr. Harris at September 30, 2011 and December 31, 2010, respectively.

On May 12, 2010, Tim Barham, a director and the Company’s Vice President and Secretary, loaned the Company $120,000 on which the Company agreed to pay interest at six percent (6%).  During the three months ended March 31, 2011, the Company repaid Mr. Barham $35,000.  During the year ended December 31, 2010, the Company repaid Mr. Barham $84,075.  At September 30, 2011 and December 31, 2010, the Company owed Mr. Barham $925 and $35,925, respectively.

NOTE G – CAPITAL STOCK

At September 30, 2011, the Company had 100,000,000 authorized shares of common stock and 100,000,000 authorized shares of preferred stock, both with a par value of $0.001 per share.

Common Stock

At September 30, 2011 and December 31, 2010, the Company had 18,781,000 shares of its Common Stock issued and outstanding.  Holders of common stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company’s Board of Directors.  Our Common Stock is quoted on the OTC Market Groups, Inc. OTCQB under the trading symbol “FBEC.”

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

On July 13, 2010, the Company issued 50,000 shares of common stock to Anthony Peppers in consideration of consulting work provided to the Company and services to be provided as its Chief Financial Officer.  The 50,000 shares were valued at $14,500 using the fair market value of the Company’s common stock on the date of the executed agreement and were recorded as non-cash compensation in the Company’s financial statements at December 31, 2010.

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

Preferred Stock

At September 30, 2011 and December 31, 2010, the Company had zero shares of its preferred stock issued and outstanding.  We are authorized to issue up to 100,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  If the Company issues shares of preferred stock and we are subsequently liquidated or dissolved, the preferred stockholders could also have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common stockholders.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE G – CAPITAL STOCK (continued)

Warrants to Purchase Common Stock

At September 30, 2011 and December 31, 2010, the Company had not issued any warrants to purchase Common Stock of the Company.

Stock Options

On May 22, 2008, stockholders representing more than a majority of the Company’s outstanding shares of Common Stock voted to approve the 2008 Equity Incentive Plan (the “Plan”).  The total number of shares of Common Stock that may be subject to awards under the Plan will not exceed five million, subject to customary adjustments as provided in the Plan. The Plan is generally designed to meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), in order to preserve the Company’s ability to take compensation expense deductions in connection with the exercise of options granted and the vesting of performance-based restricted stock under the Plan.  The Plan is to be administered by a committee comprised of not less than two individuals appointed by the Board of Directors, each of whom is (i) to the extent required by Rule 16b-3 and the Exchange Act, a “non-employee director,” and (ii) to the extent required by Code Section 162(m), an “outside director.”

Until the Company has independent directors, the whole Board of Directors will make such rules and regulations and establish such procedures for the administration of the Plan as it deems advisable.  For options issued under the plan, the exercise price may not be less than the fair market value of the stock on the date of the grant of the option and the exercise period may not be longer than ten (10) years from the date of the option.  At September 30, 2011 and December 31, 2010, there were no outstanding stock options or other equity awards outstanding under the Company’s 2008 Equity Incentive Plan.

NOTE H – REVENUE SUMMARY

Net revenue for the three and nine months ended September 30, 2011 and 2010 is detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$52,931	$225,800	$339,636	$314,980
Returns and allowances	(5,400)	(21,119)	(88,953)	(21,119)
Revenues, net	$47,531	$204,601	$250,683	$293,781

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE I – INDEPENDENT CONSULTING AGREEMENT

On April 8, 2010, the Company entered into a letter of agreement (the “Beckerman Agreement”) pursuant to which the Company retained Beckerman for a period of twelve months effective April 15, 2010.  Under the terms of the Beckerman Agreement, the Company issued Beckerman 50,000 shares of Common Stock and is obligated to pay Beckerman a monthly retainer of $12,000 plus out of pocket expense for its services.  For accounting purposes, $137,395 was recorded as expense during the year ended December 31, 2010 and $6,820 was recorded as prepaid consulting as of December 31, 2010.  The 50,000 shares were valued at $32,500 using the fair market value of the Company’s stock on the date of the executed agreement.  This amount was immediately expensed and is included in the consulting expense for the year ended December 31, 2010.  During the nine months ended September 30, 2011, the Company incurred expense totaling $35,584, recorded as consulting expense in selling, general and administrative expense on the accompanying financial statements.

NOTE J – TRADEMARK ASSIGNMENT AND RELATED ROYALTY

On March 1, 2010, the Company entered into a Purchase Agreement (the “Agreement”) with Innovative Beverage Group Holdings, Inc., a Nevada corporation (“Innovative”), for the purchase of the intellectual property rights of a beverage created and developed by Innovative known as “Unwind.”  In conjunction with the Agreement, the “Unwind” trademark was assigned to the Company and filed with the United States Patent and Trademark Office. Under the terms of the Agreement, the Company purchased (i) all rights to the Unwind flavor, including all rights to the proprietary formula used to manufacture Unwind, (ii) the Unwind name and trademark, and all other trademarks, service marks, copyrights, patents and other intellectual property associated therewith, and (iii) all documentation used in and/or necessary for the manufacture and marketing of the Unwind beverage, including but not limited to manufacturing instructions, ingredient lists, and marketing literature or similar material created for Unwind (the “Purchased Property”).  As consideration for the Purchased Property, the Company agreed to pay Innovative or its assigns (i) sixty cents ($0.60) for every twenty-four (24) cans or bottles (or such other beverage container in which the Company chooses to sell the Unwind product) of the Unwind flavor brand, and (ii) twelve cents ($0.12) per 12-pack box of any additional delivery system of the Unwind flavor brand (and/or any beverages developed using any of the intellectual property rights included in the Purchased Property) that the Company sells during each fiscal quarter (the “Royalty Payments”).

The Company’s obligation to pay the Royalty Payments to Innovative is perpetual.  The Company agreed to provide a detailed breakdown of product sold during each quarter with Royalty Payments due and payable within thirty (30) days of the end of each of the Company’s fiscal quarters.  In the event that Unwind is sold to a third party, the Company’s obligation to make Royalty Payments shall cease.  Royalty Payments will not be paid to Innovative on samples or slotting product or product used in lieu of money.

During the nine months ended September 30, 2011 and 2010, the Company sold zero and 2,030 cases of 16 oz. Unwind Orange 24 packs, respectively.  During the nine months ended September 30, 2011 and 2010, the Company sold 1 and zero cases of 12 oz. Unwind Orange 12 packs, respectively, however the Company also accepted 1,456 cases as returns during the nine months ended September 30, 2011.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE J – TRADEMARK ASSIGNMENT AND RELATED ROYALTY (continued)

At September 30, 2011 and December 31, 2010, the Company included $4,625 and $4,683, respectively as accrued expense in the accompanying financial statements.  Under terms of the Agreement, the Company has the right to sell, transfer or convey the Purchased Property to a third-party purchaser (“Future Sale”).  Upon such Future Sale, the Company shall pay Innovative three and one-half percent (3.5%) of the sales price it receives from such sale of the Purchased Property and/or the sale of any right thereof.  Such payment will be due and payable to Innovative within ten (10) days of the closing of such Future Sale.  If the consideration that the Company agrees to receive through a proposed Future Sale involves anything but a lump sum payment of cash, then the Company shall allocate three and one-half percent (3.5%) of any consideration received directly to Innovative.  Upon completion of the Future Sale transaction, the Company’s obligations to Innovative will cease.

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.  At September 30, 2011, the Company had an accumulated deficit of $1,965,619, and for the nine months ended September 30, 2011 and 2010, incurred net losses of $460,804 and $908,931, respectively.  Management’s plans with regard to operations include the aggressive marketing of the Company’s beverage and snack products and obtaining additional funds through the issuance of securities or borrowings.  Accordingly, management is of the opinion that aggressive marketing combined with additional funding will result in improved operations and cash flow in 2012 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. Furthermore, no stockholder is required to provide any such additional funding.

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

Liquidity and Capital Resources

The Company began its current operations in November 2009 and has yet to attain a level of operations which allows it to meet its current overhead.  We do not contemplate attaining profitable operations prior to the middle of 2012, nor is there any assurance that such an operating level can ever be achieved.  We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of September 30, 2011, the Company’s cash balance was $1,597.  Outstanding loans and accounts payable as of September 30, 2011 totaled $464,493, of which $362,025 is attributable to loans from related parties.  The Company’s working capital deficit as of September 30, 2011 was $574,536.

Since we began our current operations, we have obtained financing through loans to the Company from the following sources:

	Loan Amount	Amount Repaid	Balance Due September 30, 2011
HBB, LLC	$524,235	$163,135	$361,100
Terry Harris	$176,479	$176,479	$-0-
Timothy Barham	$120,000	$119,075	$925

The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current stockholders may need to contribute funds to sustain operations. The Company does not have any agreement with any stockholder to provide any capital and there can be no assurance that any stockholder would be able or willing to fund the Company’s continued operations.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

For the three month periods ended September 30, 2011 and 2010, the Company’s revenue totaled $47,531 and $204,601, respectively, for which its respective cost of revenues totaled $25,097 and $94,279.

For the three month periods ended September 30, 2011 and 2010, the Company had operating expenses totaling $241,968 compared to $592,454, respectively, a decrease of approximately $350,000.  This decrease is in large part a direct result of the following:

●
The Company recorded a reserve of approximately $90,000 for the potential write-off of its Unwind and Bulldozer beverage product lines and a reserve of approximately $25,000 for the potential write-off of bad debts;

●	In 2010 the Company issued stock as compensation to officers and advisory board members resulting in a decrease of approximately $382,000;
●	Advertising, printing, design, and promotion expenses decreased approximately $58,000; and
●	Legal expenses decreased approximately $17,000.

Comparison of Nine Months Ended September 30, 2011 and 2010

For the nine month periods ended September 30, 2011 and 2010, the Company’s revenue totaled $250,683 and $293,781, respectively, for which its respective cost of revenues totaled $207,746 and $142,166.  During the nine months ended September 30, 2011, the Company decided to discontinue the further production and distribution of its UnWind™ product packaged in 16-ounce cans (the “Discontinued Product”), in favor of new 12-ounce slim cans. To that end, the Company sold 4,112 cases of the Discontinued Product at a significant reduction in price thereby reducing the reserve for impairment.

For the nine month periods ended September 30, 2011 and 2010, the Company had operating expenses totaling $482,274 compared to $1,050,165, respectively, a decrease of approximately $568,000.  This decrease is in large part a direct result of the following:

●	The Company recorded a reserve of approximately $90,000 for the potential write-off of its Unwind and Bulldozer beverage product lines;
●	The Company recorded a reserve of approximately $25,000 for the potential write-off of bad debts;
●	In 2010 the Company issued stock as compensation to officers and advisory board members resulting in a decrease of approximately $382,000;
●
The Company’s Independent Consulting Agreement with Halter Capital Corporation dated November 12, 2009 expired during the nine months ended September 30, 2010, resulting in a decrease in associated costs of $160,000;

●
The Company incurred costs associated with a letter of agreement with Beckerman, a public relations firm, dated April 8, 2010, during the nine months ended September 30, 2011 and 2010 totaling $38,000 and approximately $96,000, respectively, resulting in a decrease of $58,000;

●	Other consulting expenses increased approximately $28,000;
●	Advertising, printing, design, and promotion expenses decreased approximately $90,000;
●	Legal fees decreased approximately $34,000; and
●	Rent expense increased approximately $14,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Terry Harris, our principal executive officer and Anthony Peppers, our principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s principal executive officer and principal financial officer and our management concluded that the Company’s disclosure controls and procedures as of September 30, 2011 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Notwithstanding the foregoing, as a result of accounting errors the Company filed an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

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

November 17, 2011	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer and Authorized Signatory)

November 17, 2011
/s/ Anthony Peppers
Anthony Peppers
Chief Financial Officer (Principal Financial and Accounting Officer)