Form 10-K
period 2011-12-31
Frontier Beverage Company, Inc
filed 2012-04-16
CIK 1311735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FRONTIER BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1837 Harbor Avenue, Post Office Box 13322, Memphis, Tennessee	38113
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(877) 233-7359

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was $613,360 (computed by reference to the price at which the common equity was last sold ($0.17), or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of April 3, 2012 was 18,781,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “Frontier,” or the “Company” refers to Frontier Beverage Company, Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

On November 12, 2009, the Company closed two Subscription Agreement transactions with Terry Harris and Timothy Barham, under which each of them acquired 6,680,000 newly issued shares of restricted Common Stock from the Company for a purchase price of $110,000 each, which was paid in cash. As a result of the transactions, Terry Harris and Timothy Barham each became the owner of approximately 44.5% of the then outstanding shares of Common Stock of the Company. These issuances resulted in a change of control of the Company. At the closing, the existing officers and directors of the Company, Robert Lisle and Max Kipness, acted to nominate Messrs. Harris and Barham to the Board of Directors and then resigned. As a result of the transaction, Terry Harris became President, Treasurer and a director of the Company and Timothy Barham became Vice President, Secretary and a director of the Company. Mr. Barham resigned as an officer and director of the Company on November 15, 2011.

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

After the change of control, the Board of Directors resolved to change the principal operations of the Company and move its corporate address to 1837 Harbor Avenue, Memphis, Tennessee 38113. The Company changed its name to Frontier Beverage Company, Inc. on February 4, 2010 and has since abandoned its prior data storage business operations to focus on the development and distribution of alternative beverage and snack products.

On March 1, 2010, the Company entered into a Purchase Agreement (the “Agreement”) with Innovative Beverage Group Holdings, Inc., a Nevada corporation (“Innovative”) and a Trademark Assignment for the purchase of the intellectual property rights of a beverage created and developed by Innovative known as “Unwind.” See further information disclosed at “Item 1. Business –Intellectual Property.”

We intend to continue development, marketing, sale and distribution of alternative beverage and snack products. We launched our first proprietary beverage in early 2010 and our first proprietary snack food in early 2011. We intend to develop additional proprietary beverage and snack products in various categories to provide consumers with an array of fresh and unique concepts in the New Age/Alternative Beverage and snack foods categories.

The Company’s Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “FBEC.”

Overview of Business

Frontier Beverage Company, Inc. is in the business of development, marketing and distribution of New Age/Alternative Beverages and snack products. “New Age/Alternative Beverages” is an industry categorization for a group of products that include energy drinks/infused water, fruit juices and drinks, dairy and dairy substitutes, and bottled/canned teas. Our mission is to supply the highest quality New Age/Alternative Beverages and snack products at the most economical cost to distributors servicing the retail industry and directly to consumers through our website. Our service-oriented approach integrates the elements of research, development, product quality assurance, packaging/distribution efficiency, and advanced management systems to generate higher profit margins for our retailers.  Collaboration with our distributors and retailers carrying our products is expected to build long-term relationships and help us manage our carefully planned growth.

Products

On March 1, 2010, we acquired certain intellectual property rights for a proprietary relaxation beverage created and developed by Innovative Beverage Group Holdings, Inc. known as UnWind Ultimate Relaxation™ (“UnWind”). UnWind is a light beverage designed to relax the consumer’s mind and body without the negative hang-over and side effects of alcohol and other substances. The Company views UnWind as the polar opposite of mainstream energy drinks. Whereas energy drinks generally give the consumer a short burst of energy, UnWind by contrast, contains ingredients believed to calm and relax consumers.

Our proprietary and unique UnWind formulation uses natural ingredients generally known for their calming properties. The main ingredients of melatonin, rose hips, valerian root, and passion flower are combined with the powerful antioxidants of Goji and Acai. Most of the principle ingredients of UnWind are generally regarded as safe (GRAS) by the Food and Drug Administration (“FDA”), meaning that most of the contents in UnWind are generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use. However, some of the ingredients are considered dietary ingredients and have not been evaluated by the FDA for safety, effectiveness, or purity. As a product that contains dietary ingredients, UnWind is considered a dietary supplement as defined by the Dietary Supplement Health and Education Act (DSHEA) of 1994. We believe UnWind is a beverage suitable for all adults participating in any lifestyle.

We market, sell and maintain inventory of UnWind in Citrus Orange, Goji Grape and Pom Berry flavors in cases of twelve, 12-ounce slim cans.

In addition to 12-ounce cans of UnWind, we also developed and test marketed a new product line known as Bulldozer™, which was a concentrated version of the canned UnWind beverage packaged in three-ounce containers. In light of disappointing sales, we have decided to discontinue the Bulldozer product.

We have also developed point-of-sale promotional materials and produce branded apparel items for marketing purposes. We believe that our labeling, marketing and promotional materials will be important elements to creating and increasing awareness of our brand among distributors, retailers and consumers. Our current point-of-sale line includes posters, statics, info cards, suction racks and suction stickers. All of our promotional materials relate to our UnWind brands and display a variety of our slogans.

In the first quarter of 2011 management expanded the Company’s product offerings and began development, marketing and distribution of a new energy brownie snack product known as Up Snax Energy™ (“Up Snax”). Up Snax is an energy brownie snack cake product developed as an alternative to an energy beverage. Up Snax is currently sold on a limited basis through one major distributor and to a few small retailers who order directly from the Company.

Distribution

We currently sell our products primarily through distributors. Our UnWind products are also available to the general public through our website, www.frontierbeverage.com. Our current distributors purchase products directly from us and resell our product primarily to independent retail stores. We plan to continue to expand our distribution channels to include additional distributors who can supply our products to chain retail and grocery stores throughout the country. We also use our own sales group of independent sales representatives to promote and sell our products.

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

Manufacturing, Ingredients and Packaging

Manufacturing

We do not manufacture our own products, but rely on third-party contract packers (“Co-packers”) to produce and package our products upon order on an “as needed” basis. We have utilized the services of Chism Hardy Enterprises, LLC (known as “Hardy Bottling Company”), located in Memphis, Tennessee, as our primary Co-packer for our UnWind products. Alessi Bakery, Inc., located in Tampa Florida, serves as the bakery and Co-packer for our Up Snax products. We have no long term agreement in place for the services of Hardy Bottling Company and Alessi Baker, Inc. and intend to evaluate and potentially make arrangements with additional Co-packers to manufacture our products. We currently maintain our product inventory at our Co-packers’ facilities, where it is stored until such time as it is sold to our distributor or needed by us to satisfy website sales or uses for marketing purposes.

Ingredients

We make arrangements on an “as needed” basis to acquire most of the ingredients for UnWind from one supplier, a flavor house located in California. However, we have no long term agreement in place with our current flavor house or any other supplier to fulfil our long term needs for UnWind ingredients.

Ingredients for our Up Snax products are procured by Alessi Bakery, Inc. to fulfill orders as needed.

We plan to evaluate and potentially make arrangements with additional suppliers for our ingredients to the extent practicable in order to minimize our reliance on our current supplier.

Packaging

We utilize Rexam Inc., located in North Carolina, to produce 12-ounce slim can packaging for our inventory of UnWind product. We order packaging on an “as needed” basis, have no long term arrangement for supply of can packaging with Rexam, and intend to evaluate current and additional potential suppliers for our packaging on an ongoing basis.

Alessi Bakery, Inc. procures and packages our Up Snax products.

Governmental Regulations

The production and marketing of our beverages and snack products are subject to the rules and regulations of various federal, state and local health agencies, including in particular the U.S. Food and Drug Administration (“FDA”). The FDA also regulates labeling of our products. We have no regulatory notifications or actions pending at this time.

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

Compliance with Environmental Laws

We currently outsource the production and distribution of our products and do not own or operate our own manufacturing facilities. As such, we do not believe that we are subject to any federal, state and local environmental laws and regulations which would have a material adverse effect upon our capital expenditures, net income or competitive position. We have not expended any capital resources on compliance with federal, state or local environmental laws since entering the beverage and snack product industry.

Our Website

The Company maintains a website located at http://www.frontierbeverage.com. Our website provides information regarding the Company and our UnWind products and is intended to facilitate the sale of our UnWind products and promotional items to the general public. We currently provide Mail Express with order information received through our website and allow Mail Express to purchase UnWind product directly from us to fulfill such orders. We do not offer our UpSnax Products for sale via our website at this time.

Our marketing strategy is designed to develop awareness about our website and to drive consumers to it to find out more information regarding the products that we offer. We intend to make submissions to various search engines to ensure that when a prospective customer types in “relaxation beverage” or another key word, our website is high on the list of search results.

Intellectual Property

On March 1, 2010, the Company entered into a Purchase Agreement with Innovative Beverage Group Holdings, Inc., a Nevada corporation, for the purchase of the intellectual property rights for UnWind, which was created and developed by Innovative. In conjunction with the Purchase Agreement, the parties executed a Trademark Assignment which was filed with the United States Patent and Trademark Office (the “USPTO”) assigning us rights to trademarks for “Unwind Extreme Relaxation” and “Unwind.” Under the terms of the Purchase Agreement, we purchased (i) all rights to the UnWind flavor, including all rights to the proprietary formula used to manufacture UnWind, (ii) the UnWind name and trademark, and all other trademarks, service marks, copyrights, patents and other intellectual property associated therewith, and (iii) all documentation used in and/or necessary for the manufacture and marketing of the UnWind beverage, including but not limited to manufacturing instructions, ingredient lists, and marketing literature or similar material created for UnWind (the “Purchased Property”). As consideration for the Purchased Property, we agreed to pay Innovative or its assigns: (i) sixty cents ($0.60) for every twenty-four (24) cans or bottles (or such other beverage container in which Frontier chooses to sell the UnWind product) of the UnWind flavor brand, and (ii) twelve cents ($0.12) per 12-pack box of any additional delivery system of the UnWind flavor brand (and/or any beverages developed using any of the intellectual property rights included in the Purchased Property) that the Company sells during each fiscal quarter (the “Royalty Payments”).

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

Research and Development

During 2010 and 2011, the Company dedicated no funds to research and development. However, in light of our operational focus, we anticipate that we will allocate substantial funds, to the extent available, for future research and development of New Age/Alternative Beverage products.

Employees

Terry Harris, our President, Treasurer and Director, is our only employee, and from time to time we also use independent contractors on an as-needed basis for our operations.

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

On November 15, 2009, the Company relocated its principal offices to 1837 Harbor Avenue, Memphis, Tennessee 38113, in office space owned by Ledbetter Packing Company (“Ledbetter”), which is currently one of our product distributors. Terry Harris, our President, Treasurer and a Director of the Company, and David Harris, our Vice President, Secretary and a Director of the Company, each are also principal shareholders and vice presidents of Empire Foods, Inc., the parent of Ledbetter. Terry Harris made arrangements with Ledbetter for Frontier to utilize our principal office space at no charge through June of 2010, and we began paying rent on a month-to-month basis at a rate of $1,500 per month to Ledbetter beginning in July 2010. There is no written lease agreement setting forth the terms of our lease of the office space from Ledbetter and the arrangement can be terminated at any time by us or Ledbetter. Management believes our current office space is adequate for the Company’s current operational needs. If needed, we believe suitable alternative office space could be obtained by us at reasonable rates.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or have a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High	Low
Fiscal Year 2011
Fourth Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
First Quarter	$0.17	$0.00

Fiscal Year 2010
Fourth Quarter	$0.35	$0.19
Third Quarter	$0.48	$0.23
Second Quarter	$0.99	$0.26
First Quarter	$1.01	$0.65

On April 3, 2012, the last sale price of our Common Stock reported by the OTCQB was $0.05.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of April 3, 2012, we had 33 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of April 3, 2012, we had 18,781,000 shares of our Common Stock outstanding.

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

The following table sets forth certain information, as of December 31, 2011, concerning securities authorized for issuance under the Company’s only equity compensation plan.

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

Recent Sales of Unregistered Securities

There are no unreported sales of unregistered securities during the year ended December 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the Company or affiliated purchasers during the year ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed herein. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise any forward-looking statements whether because of new information, future events or otherwise.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business.

Overview

The Company abandoned its prior data storage business operations in November 2009 and is now focused exclusively on the development, marketing and distribution of New Age/Alternative Beverages and snack products. The descriptive term “New Age/Alternative Beverages” describes products that include energy drinks/infused water, fruit juices and drinks, dairy and dairy substitutes, and bottled/canned teas. On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc.

In March 2010, we acquired certain intellectual property rights for a proprietary relaxation beverage known as UnWind™ which we currently market. We also intend to develop additional proprietary beverage products in various categories to provide consumers with an array of fresh and unique concepts in the New Age/Alternative Beverage category.

In the first quarter of 2011 management expanded the Company’s product offerings and began development, marketing and distribution of Up Snax, an energy brownie snack cake developed as an alternative to an energy beverage. Up Snax is currently sold on a limited basis through one major distributor and to a few small retailers who order directly from the Company.

Our mission is to supply the highest quality New Age/Alternative Beverages and unique snack products at the most economical cost to distributors servicing the retail industry and directly to consumers through our website. Our service-oriented approach integrates the elements of research, development, product quality assurance, packaging/distribution efficiency, and advanced management systems to generate higher profit margins for our retailers. Collaboration with our distributors and retailers carrying our product is expected to build long-term relationships and help us manage our carefully planned growth.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. At December 31, 2011, the Company has an accumulated deficit of $2,135,481, and for the years ended December 31, 2011 and 2010, incurred net losses $630,666 and $1,047,107, respectively. Management’s plans with regard to operations include the marketing of the Company’s beverage and snack products and obtaining additional funds through the issuance of securities or borrowings. Accordingly, management is of the opinion that marketing combined with additional funding will result in improved operations and cash flow in 2012 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Liquidity and Capital Resources

As of December 31, 2011, our working capital deficit was $739,534, our accumulated deficit was $2,135,481 and our stockholders’ deficit was $739,534. Operating loss was $630,666 and $1,047,107 for the years ended December 31, 2011 and 2010, respectively. Net cash outlay from operations was approximately $150,859 and $431,418 for the years ended December 31, 2011 and 2010, respectively.

We began the operation of our current business plan in November 2009 and have not yet attained a level of revenue to allow us to meet our current overhead. Based on our current marketing plan and expected sales demand, we do not contemplate attaining profitable operations until at least 2013, and there is no assurance that such an operating level can ever be achieved. We are dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. Management believes it will be able to raise the capital required to execute the Company’s business plan and become profitable.

While we believe that we will have sufficient financial resources for the next twelve (12) month period, we cannot provide assurance as to how much we will need to spend in order to develop, manufacture, and market new products in the future. We may not have sufficient resources to fully develop any new products or technologies or expand our inventory levels unless we are able to raise additional financing. We can make no assurances these required funds will be available on favorable terms, if at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations.

We believe that we will be able to meet the costs of growth and public reporting with funds generated from operations and additional amounts generated through debt and equity financing. Although management believes that the required financing to fund product development and increasing inventory levels can be secured at terms satisfactory to the Company, there is no guarantee these funds will be made available, and if funds are available, that the terms will be satisfactory to the Company.

Cash and Cash Equivalents

During the years ended December 31, 2011 and 2010, our cash liquidity increased as follows:

At December 31, 2010	$-0-
At December 31, 2011	255
Increase in cash and cash equivalents	$255

The increase in cash and cash equivalents is comprised of the following components for the years ended December 31:

	2011	2010
Proceeds from notes payable related-parties	$221,411	$495,356
Proceeds from issuance of equity securities	-0-	198,100
Capital contributions	18,000	9,000
Sources of cash and cash equivalents	239,411	702,456

Net cash used in operating activities	150,859	431,418
Repayment of debt	88,264	271,071
Cash used in other investing activities	33	(33)
Uses of cash and cash equivalents	239,156	702,456

Increase in cash and cash equivalents	$255	$-0-

During the year ended December 31, 2011, working capital deficit increased by $612,666 as follows:

	December 31,
	2011	2010	Change
Current assets	$41,853	$281,269	$(239,416)
Current liabilities	781,387	408,137	(373,250)
Working capital	$(739,534)	$(126,868)	$(612,666)

The increase in current liabilities is a result of increased short term loans used to fund operations and accrued compensation related to the Company’s officers.

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

	Year Ended December 31,
	2011	2010	Change
Revenue	$259,245	$418,357	(159,112)
Cost of goods sold	235,339	248,737	(13,398)
Writeoff of beverage inventory	167,130	-0-	167,130
Operating expenses	458,514	1,202,988	(744,474)
Operating loss	(601,738)	(1,033,368)	(431,630)
Other expense, net	(28,928)	(13,739)	(15,189)
Net loss	$(630,666)	$(1,047,107)	$(416,441)

Revenue and Cost of Goods Sold

Revenue for year ended December 31, 2011 was down $159,112, or approximately 38.0%, from the year ended December 31, 2010. This decrease was directly attributable to a decline in beverage sales and only partially offset by the addition of the UpSnax product line. Cost of Goods Sold decreased $13,398, or approximately 5.4%, from year ended December 31, 2011 compared to the year ended December 31, 2010.

Operating Expenses

The Company’s principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2011	2010
Human resource costs, (accrued officers’ compensation)	36%	20%
Writeoff of beverage inventory	27%	0%
Professional fees for legal, accounting and consulting	18%	33%
Non-cash costs	0%	32%
Other	19%	15%

Operating expenses decreased by $577,344 (48%) as a result of the following items:

Decrease in non-cash costs	$(381,719)
Decrease in professional and consulting	(291,961)
Increase in write-off of beverage increase	167,130
Net decrease in all other	(70,794)
$(577,344)

In 2010, the Company issued stock for services with a fair value of $381,719, whereas it did not issue any shares during 2011.

Professional fees decreased $291,961 primarily due to elimination of consulting services related marketing, financing and shareholder relations in the amount of approximately $260,000. The Company recorded a reduction in legal fees of approximately $30,000 primarily related to the 2010 change of control and change of business direction.

In 2011, there was a write-off of certain aged inventory in the amount of $167,130, as a result of the discontinuation of certain of our beverage products.

Other Expense, net

Interest expense increased by approximately $15,000 for the year ended December 31, 2011 in comparison to the same period in 2010.

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

Evaluation of Disclosure Controls and Procedures

Terry Harris, our principal executive officer as well as our principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s principal executive officer and principal financial officer and our management concluded that the Company’s disclosure controls and procedures as of December 31, 2011 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2011, our internal controls over financial reporting are effective and there were no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 15, 2011, Anthony Peppers, the Company’s Chief Financial Officer, tendered his resignation to the Company’s President, Terry Harris. The Company has not appointed another individual to fill Mr. Pepper’s position. Effective upon Mr. Pepper’s resignation, Terry Harris became the Company’s principal financial officer in addition to its principal executive officer.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve or have served during the year ended December 31, 2011 as directors and executive officers of our Company. All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officers and Directors	Age	Date of Appointment	Position(s) Held
Terry Harris	40	November 12, 2009	President, Treasurer and Director
Timothy Barham(1)	43	November 12, 2009	Vice President, Secretary and Director
Anthony Peppers(2)	47	August 12, 2010	Chief Financial Officer
David Harris	44	November 15, 2011	Vice President, Secretary and Director

(1)	Mr. Barham resigned from all positions with the Company on November 15, 2011.
(2)	Mr. Peppers resigned from all positions with the Company on December 15, 2011.

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

Terry Harris - President, Treasurer and Director

On November 12, 2009, Terry Harris was appointed as President, Treasurer and a Director of the Company. He currently serves as both the Company’s Principal Executive Officer and Principal Financial Officer. Mr. Harris brings over 20 years of experience to the Company, as he serves as a vice president of two businesses controlled by his family, Empire Foods, Inc. (“Empire”) and its subsidiary, Ledbetter Packing. Empire is a full service, super-regional, independently-owned sales and marketing company providing services to the consumer packaged goods industry. Empire, founded in 1959, is headquartered in Cincinnati, Ohio. Ledbetter specializes in custom co-packing of either ingredients or finished goods for consumer meat products. Ledbetter also manufactures meat products found in retail grocery outlets throughout the U.S. including, but not limited to Wal-Mart, Kroger, and Food Lion. In 2008, Mr. Harris and Timothy Barham founded HBB, LLC, a Tennessee limited liability company (“HBB”) to serve as the master worldwide wholesaler of the New Age/Alternative Beverage “drank,” which is a relaxation beverage marketed by Innovative that is similar to UnWind. HBB has since diversified and is involved in the development and distribution of other products in addition to beverages. Mr. Harris serves as a principal of HBB. HBB oversees, manages and facilitates the sales and marketing of drank on a global scale as well as other non-beverage products. HBB now sells product to large beverage companies and distributors including Anheuser Busch, Miller and Pepsico as well as a number of large and midsize independent distributors.

Timothy Barham - Vice President, Secretary and Director

Timothy Barham was appointed as Vice President, Secretary and a Director of the Company on November 12, 2009 and resigned from all such positions on November 15, 2011. Mr. Barham has previously worked in an entrepreneurial capacity in a variety of businesses.  Mr. Barham has served as a consultant for emerging private and public companies assisting them in the areas of marketing and public relations. In 2008, Mr. Barham and Terry Harris founded HBB to serve as the master worldwide wholesaler of the New Age/Alternative Beverage “drank,” which is a relaxation beverage marketed by Innovative that is similar to UnWind™. HBB has since diversified and is involved in the development and distribution of other products in addition to beverages. Mr. Barham beneficially owns half of HBB and serves as a principal of the company. HBB now oversees, manages, and facilitates the sales and marketing of drank on a global scale. HBB now sells product to large beverage companies and distributors including Anheuser Busch, Miller and Pepsico as well as a number of large and midsize independent distributors. In 2004, Mr. Barham founded Tilo Records, an independent music label focused in the Country and Western genre. Mr. Barham oversaw all aspects of artist development, management, and music publishing for artists 45 South, Jarrod Birmingham, and Ash Bowers.

Anthony Peppers – Chief Financial Officer

On August 12, 2010, Anthony Peppers, was appointed to serve as Chief Financial Officer of the Company and resigned as a director and officer of the Company on December 15, 2011. Mr. Peppers has over 25 years experience within the consumer packaged goods industry.  Since February 2009, Mr. Peppers has been employed by Ledbetter Packing Company.  There he serves as the Vice President of Strategy and Finance, where he is responsible for strategy, planning, and financial performance of the privately held corporation based in Memphis, Tennessee.  Before joining Ledbetter, Mr. Peppers was a principal with Strategic Business Group, Inc., a corporate strategy consulting firm he founded in July 1998.  During his tenure at Strategic Business Group, Inc., he worked to help improve effectiveness of strategic, operational and marketing initiatives at various multibillion-dollar companies.  In 1996, Mr. Peppers joined Bruno’s Foods where he served as General Manager for perishables, and prior to Bruno’s, Anthony began his career with Kraft Foods.  There, he held a variety of sales and information analytics positions during his nine year tenure.  Anthony has a Master of Business Administration from Jack C. Massey School of Business, Belmont University and a Baccalaureate from the University of Tennessee.

David Harris – Director

On November 15, 2011, David Harris was appointed to fill the vacancy left on the Board of Directors of the Company by the resignation of Timothy Barham. He also replaced Mr. Barham as the Company’s Vice President and Secretary following Mr. Barham’s resignation. Mr. Harris holds a B.S. in Marketing from the University of Alabama (1989). Over the past 22 years he has worked in both the food brokerage and food manufacturing business. From 1989-1999, he was an owner and Vice President of Sales for Empire Foods, Inc. (“Empire”). From 1999-Present, he has been an owner and the Director of Sales and Marketing for Empire Packing, LP dba Ledbetter Foods (a wholly owned subsidiary at Empire Foods, Inc.). Empire currently owns and operates three manufacturing facilities. Mr. Harris’ expertise in the food industry has significantly contributed to the success of the Empire companies by growing Empire into one of the largest privately owned sales, marketing and manufacturing companies in the packaged goods industry. David Harris owns 50% of the outstanding equity of Harris Brothers Management, Inc., a shareholder of the Company. David Harris is the brother of Terry Harris, a Director of the Company and our President and Treasurer.

Significant Employees

Terry Harris is the Company’s only employee.

Family Relationships

David Harris, the Company’s Vice President and Secretary, as well as a Director of the Company, is the brother of Terry Harris, a Director of the Company and our President and Treasurer.

Involvement In Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the Company’s officers or directors were involved in any legal proceedings that are material to an evaluation of the ability or integrity of such directors and officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2010, or written representations from certain reporting persons, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements, except as described in this paragraph. Anthony Peppers, who was appointed to serve as our Chief Executive Officer on August 12, 2010, filed one late Form 3 in August 2010. Terry Harris, our President, Treasurer and a Director, filed late Form 4’s in August and October, reporting two transactions, which should have been reported earlier. Timothy Barham, our Vice President, Secretary and a Director, filed one late Form 4 in October, reporting a transactions which should have been reported earlier. David Harris, who was appointed to serve as an officer and Director on November 15, 2011, has not filed a Form 3 as of the date of this Report.

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

Summary Compensation Table

The table below shows compensation information for services rendered in all capacities for the fiscal years ended December 31, 2011 and 2010. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

The below table lists the compensation of the Company’s principal executive officers who served the Company in such capacities during the fiscal year ended December 31, 2011. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Total ($)

Terry Harris(1)	2011	120,000	120,000
President, Treasurer and Director	2010	208,219 (2)	208,219
Timothy Barham(3)	2011	104,876	104,876
Vice President, Secretary and Director	2010	208,219(4)	208,219
Anthony Peppers(5)	2011	0	0
Chief Financial Officer	2010	14,500(6)	14,500
David Harris (7)	2011	0	0
Vice President, Secretary and Director	2010	0	0

 ____________________

(1)	Terry Harris was elected President, Treasurer and Director on November 12, 2009.
(2)	On August 18, 2010, the Company issued 800,000 shares of Common Stock to Mr. Harris in lieu of and in full satisfaction of base salary obligations of approximately $80,000, accruing between January 1 and August 31, 2010. The 800,000 shares were valued at $248,000 using the fair market value of the Company’s stock on the date of the agreement and were recorded as a reduction in accrued officer’s compensation ($79,891) and non-cash compensation ($168,110) in the Company’s financial statements at December 31, 2010.
(3)	Timothy Barham was elected Vice President, Secretary, and Director on November 12, 2009 and resigned as a Director and Officer of the Company on November 15, 2011.
(4)	On August 18, 2010, the Company issued 800,000 shares of Common Stock to Mr. Barham in lieu of and in full satisfaction of base salary obligations of approximately $80,000, accruing between January 1 and August 31, 2010. The 800,000 shares were valued at $248,000 using the fair market value of the Company’s stock on the date of the agreement and were recorded as a reduction in accrued officer’s compensation ($79,891) and non-cash compensation ($168,110) in the Company’s financial statements at December 31, 2010.
(5)	Anthony Peppers was appointed to serve as Chief Financial Officer on August 12, 2010 and resigned on December 15, 2011.
(6)	Mr. Peppers was issued 50,000 shares of Common Stock valued at $14,500 in consideration of his past consulting work provided to the Company and as compensation for his services as Chief Financial Officer.
(7)	Mr. Harris was appointed to serve as Vice President, Secretary and a Director upon Mr. Barham’s resignation on November 15, 2011.

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

Employment Agreement with Timothy Barham

Timothy Barham, who served as a Director and our Vice-President and Secretary until his resignation in November 2011, served under the terms of an Employment Agreement with the Company (the “Barham Employment Agreement”), setting forth the terms of his service as Vice-President and Secretary, as well as such other services.  Under the Barham Employment Agreement, which was made retroactively effective as of January 1, 2010, Mr. Barham’ compensation was $120,000 annually, and he was entitled to a nondiscretionary annual bonus equal to $1.00 for each case of beverage product sold or distributed by the Company, less $120,000.  The annual bonus was payable 30 days after the end of the year or upon Mr. Barham’s termination of employment with the Company, unless otherwise agreed to by Mr. Barham and the Company.  Upon termination, Mr. Barham was entitled receive a pro-rated amount of the bonus based on the reduced bonus period.   Mr. Barham was also entitled to participate in and receive benefits under any plan or arrangement made available by the Company to its employees, including any medical, dental, disability, and life insurance and 401(k) programs.  The Barham Employment Agreement was terminated upon Mr. Barham’s resignation on November 15, 2011.

Other Compensation Arrangements

We issued 50,000 shares of Common Stock to Anthony Peppers in consideration of his past consulting work provided to the Company and as compensation for his services as Chief Financial Officer. No other compensation arrangements were made with Mr. Peppers.

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

The following table sets forth the ownership, as of April 3, 2012, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise listed below, the address of each person is c/o Frontier Beverage Company, Inc., 1837 Harbor Avenue, Post Office Box 13322, Memphis, Tennessee 38113. Except as set forth below, applicable percentages are based upon 18,781,000 shares of Common Stock outstanding as of April 3, 2012.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
Terry Harris President, Treasurer, Director	7,498,500(1)	39.92%
David Harris Vice President, Secretary and Director	389,000(2)	2.07%
All Current Officers and Directors as a group (2 persons)	7,887,500	41.99%
Timothy Barham Former Officer and Director	7,285,500	38.79%
Anthony Peppers Chief Financial Officer	50,000	*

* Less than 1%

(1)	Terry Harris’ beneficial ownership interest includes 7,285,500 shares held directly and 213,000 shares held by Empire Packing Company, a company in which he serves as an officer.
(2)	David Harris’ beneficial ownership includes 213,000 shares held by Empire Packing Company, a company in which he serves as an officer, and 176,000 shares held by Harris Brothers Management, Inc., a company in which David Harris owns 50% of the outstanding equity.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ending December 31, 2011, the Company received an aggregate of $171,018 and $9,630 from HBB, LLC (“HBB”) and Baked World, LLC (“Baked World”), both Tennessee limited liability companies controlled by Terry Harris, the Company’s President, Treasurer and Director, David Harris, the Company’s Vice President, Secretary and Director, and Timothy Barham, a former officer and director of the Company (who resigned those positions effective November 15, 2011). The Company agreed to pay interest on the loans at eight percent (8%). The loans are due on demand.

On April 15, 2010, Terry Harris agreed to loan the Company approximately $12,000 per month for twelve months with the proceeds from the loan used specifically to make monthly payments in accordance with terms of a consulting agreement further described in NOTE H – INDEPENDENT CONSULTING AGREEMENT of the Company’s notes to the financial statements, filed with this Annual Report. The Company agreed to pay interest on the loan at six percent (6%). The Company made repayments to Mr. Harris during 2011 and 2010 totaling $12,000 and $17,400, respectively and during 2011 and 2010 HBB made payments to Mr. Harris on behalf of the Company totalling $28,764 and $94,315, respectively, leaving a balance at December 31, 2011 and 2010 of $0.

On May 12, 2010, Mr. Barham, the former Vice President and secretary, loaned the Company $120,000 on which the Company agreed to pay interest at six percent (6%). During the year ending December 31, 2010 the Company repaid $84,075, and in January 2011 the Company repaid $35,000 leaving a balance of $924 at December 31, 2011. The loan is due on demand. Mr. Barham resigned as Vice President, Secretary, and Director in November 2011.

On June 30, 2010, the Board of Directors of the Company approved employment agreements (the “Agreements”) for Mr. Harris and Mr. Barham. The Agreements call for a base salary of $120,000 (retroactive to January 1, 2010) and a nondiscretionary annual bonus equal to $1.00 for each case of any beverage product sold or distributed by the Company during its fiscal year in excess of 120,000 cases. As no compensation payments were made to Mr. Harris during the years ended December 31, 2011 and 2010 or to Mr. Barham during the period from January 1, 2010 through November 15, 2011, the Company recorded accrued compensation for Mr. Harris in the amount of $240,000 and Mr. Barham in the amount of $224,876. After applying the Compensation Offset to accrued compensation in 2010, the outstanding aggregate balance at December 31, 2010 was $80,219. The outstanding aggregate balance at December 31, 2011 totaled $305,096.

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

During 2011 and 2010, the Company was provided office space, the use of office equipment and accounting personnel by HBB. From January 2010 through June 2010 the services were provided at no charge. From July 2010 through December 2011 HBB charged the Company $1,500 per month which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.

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

Audit Fees

We incurred aggregate fees and expenses of $18,000 and $16,500 for fiscal 2011 and 2010, respectively, for services rendered by Sherb & Co. LLP for the audit or review of our 2011 and 2010 financial statements.

Audit-Related Fees

We incurred no fees or expenses for the 2011 and 2010 fiscal years for professional services rendered by Sherb & Co. LLP other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2011 and 2010 fiscal years for professional services rendered by Sherb & Co. LLP for tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2011 and 2010 fiscal years for any other products or professional services rendered by Sherb & Co. LLP other than as described above.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation filed June 3, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009).
3.2	Certificate of Amendment to the Articles of Incorporation effective February 4, 2010 (to change name to Frontier Beverage Company, Inc.) (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Commission on December 16, 2004).
3.4	Amendment to Bylaws of Frontier Beverage Company, Inc. (f/k/a Assure Data, Inc.) (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Commission on August 20, 2010).
10.1	Purchase Agreement between Frontier Beverage Company, Inc. and Innovative Beverage Group Holdings, Inc. dated March 1, 2010 (incorporated by reference to Exhibit 10.0 of the Company’s Report on Form 8-K filed with the Commission on March 5, 2010).
10.2	Demand Promissory Note payable to HBB, LLC dated November 12, 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010). (1)
10.3	Contract by and Between Beckerman and Frontier Beverages, dated effective as of March 15, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2010).
10.4	Employment Agreement with Terry Harris (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on July 7, 2010). (1)
10.5	Employment Agreement with Timothy Barham (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the Commission on July 7, 2010). (1)
10.6	Universal Note and Security Agreement by and among Frontier Beverage Company, Inc. and Empire Food Brokers, Inc. (Borrowers) and Trust One Bank (Lender) dated June 23, 2010. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010). (1)

10.7	Demand Promissory Note payable to Terry Harris dated April 15, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010).(1)
10.8	Demand Promissory Note payable to Timothy Barham dated May 12, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010).(1)
10.9	Independent Consulting Agreement with Halter Capital Corporation effective as of November 12, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the Commission on November 13, 2009).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010).
31.1	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 16, 2012	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Terry Harris	President, Treasurer and Director	April 16, 2012
Terry Harris	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ David Harris	Vice President, Secretary and Director	April 16, 2012
David Harris

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Frontier Beverage Company, Inc.

We have audited the accompanying balances sheets of Frontier Beverage Company, Inc., for the years ended December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of Frontier Beverage Company, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Beverage Company, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note A to the financial statements, the Company has an accumulated deficit of $2,135,481 through December 31, 2011, and a net loss of $630,666 at December 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in note A. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
New York, New York
April 9, 2012

FRONTIER BEVERAGE COMPANY, INC.

BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$255	$—
Accounts receivable, net of allowance of $3,234 and $0	811	22,482
Inventory, net of reserve of $0 and $30,000	31,641	250,077
Prepaid expenses	9,146	8,710
Total current assets	41,853	281,269

Total assets	$41,853	$281,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes and loans payable to related party	$376,393	$243,246
Accrued compensation-related parties	305,096	80,219
Accounts payable	61,058	73,438
Accrued interest-related parties	34,215	6,518
Accrued royalties	4,625	4,683
Bank overdraft	—	33
Total current liabilities	781,387	408,137

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock - par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 100,000,000 shares authorized; 18,781,000 shares issued and outstanding	18,781	18,781
Additional paid-in capital	1,377,166	1,359,166
Accumulated deficit	(2,135,481)	(1,504,815)

Total stockholders’ deficit	(739,534)	(126,868)

Total liabilities and stockholders’ deficit	$41,853	$281,269

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2011	2010

Revenues, net	$259,245	$418,357

Cost of goods sold	235,339	248,737

Gross profit	23,906	169,620

Writeoff of beverage inventory	167,130	—
Selling, general and administrative	458,514	1,202,988

Total operating expenses	625,644	1,202,988

Loss from operations	(601,738)	(1,033,368)

Interest expense	(28,928)	(13,739)

Total other income (expense)	(28,928)	(13,739)

Loss before taxes	(630,666)	(1,047,107)

Provision for income taxes	—	—

Net loss	$(630,666)	$(1,047,107)

Loss per share, basic and diluted	$(0.03)	$(0.06)

Weighted average number of shares outstanding,
basic and diluted	18,781,000	16,388,471

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	15,000,000	$15,000	$581,847	$(457,708)	$139,139

Shares issued for cash	1,981,000	1,981	196,119	—	198,100
Shares issued to related parties for services	1,750,000	1,750	539,750	—	541,500
Shares issued to third party for service	50,000	50	32,450	—	32,500
Capital contribution	—	—	9,000	—	9,000
Net loss	—	—	—	(1,047,107)	(1,047,107)

Balance, December 31, 2010	18,781,000	18,781	1,359,166	(1,504,815)	(126,868)

Capital contribution	—	—	18,000	—	18,000
Net loss	—	—	—	(630,666)	(630,666)

Balance, December 31, 2011	18,781,000	$18,781	$1,377,166	$(2,135,481)	$(739,534)

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(630,666)	$(1,047,107)
Adjustments to reconcile net loss to net cash flows from operating activities:
Allowance for doubtful accounts	3,234	—
Shares issued for services	—	574,000
Impairment of inventory	167,130	30,000
Changes in assets and liabilities:
Accounts receivable	18,437	(22,482)
Inventory	51,306	(280,077)
Prepaid expenses	(436)	151,732
Accounts payable	(12,381)	73,438
Accrued expenses and other current liabilities	252,517	89,078

Net cash flows used in operating activities	(150,859)	(431,418)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related parties	221,411	495,356
Capital contribution	18,000	9,000
Repayment of related party debt	(88,264)	(271,071)
Bank overdraft	(33)	33
Proceeds from sale of common stock	—	198,100

Net cash flows provided by financing activities	151,114	431,418

Increase in cash	255	—
Cash, beginning of year	—	—
Cash, end of year	$255	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$3,587

Income taxes paid	$—	$—

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc. The Company’s Common Stock trades on the OTC Market Groups, Inc. OTCQB under the symbol “FBEC.”

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a goingconcern, which is dependent upon the Company’s ability to establish itself as a profitable business. At December 31, 2011, the Company has an accumulated deficit of $2,135,481, and for the years ended December 31, 2011 and 2010, incurred net losses of $630,666 and $1,047,107, respectively. Management’s plans with regard to these matters include the aggressive marketing of the Company’s new beverage products and obtaining additional capital through the sale of its Common Stock. Accordingly, management is of the opinion that aggressive marketing combined with additional capital will result in improved operations and positive cash flow in 2013 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2011 and 2010, the Company did not have any other financial instruments.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. At December 31, 2011 and 2010, the Company had net accounts receivable totaling $811 and $22,482, respectively.

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the Company’s historical experience, the Company’s estimates of the recoverability of amounts due it could be adversely affected. The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer’s overall business condition. The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates. Changes may occur in the future, which may require the Company to reassess the collectability of amounts, at which time the Company may need to provide additional allowances in excess of that currently provided. At December 31, 2011 and 2010, the Company had allowance for doubtful accounts of $3,234 and $0, respectively.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Inventories

Inventories include only the purchase cost and are stated at the lower of cost or market. Cost is determined using the FIFO method. Inventories consist of raw materials and finished products. The Company writes down inventory during the period in which such materials and products are no longer usable or marketable. At December 31, 2011 and 2010, the Company had inventory totaling $31,641 and $250,007, respectively. At December 31, 2011 and 2010 reserve for impairment totaled $0 and $30,000, respectively. During 2011, the Company wrote off approximately $167,000 in out of date and obsolete product.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company does not require collateral to secure its accounts receivables.

Customer Concentration Risk

The Company’s 2 largest customers accounted for approximate 31% of its revenue during 2011, No other customers accounted for more than 10% of its revenues. The Company’s 5 largest customers accounted for 75% of its revenue during 2010, one of which accounted for approximately 25% and the remaining 4 accounting for over 10% each. No other customers accounted for more than 10% of its revenues.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain related identifiable assets on a quarterly basis for impairment whenever circumstances and situations change to indicate that the carrying amounts may not be recovered. At December 31, 2011 and 2010, the Company did not have any long-lived assets.

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

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

Stock Based Compensation

The Company adopted the SFAS guidance which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the year ending December 31, 2011 and 2010.

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with the SFAS guidance for Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period. Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants. At December 31, 2011 and 2010, there were no potential shares of Common Stock that would have an anti-dilutive effect.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in cost of sales expense.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense totaling $0 and $6,167 for the years ending December 31, 2011 and 2010, respectively.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended December 31, 2011 and 2010.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Use of Estimates

The preparation of financial statements in conformity with the GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In December 2011, the FASB amended its guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists. In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of this accounting pronouncement to have any effect on our financial position and results of operations.

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

NOTE B – INVENTORY

Inventory consists of the following at December 31:

	2011	2010
Raw materials	$27,337	$48,453
Finished goods	4,304	231,624
	31,641	280,077
Less: reserve for impairment	-0-	(30,000)
Net, Inventory	$31,641	$250,077

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE C – PREPAID EXPENSE

Prepaid expense consists of the following at December 31:

	2011	2010
Prepaid marketing	$7,333	$-0-
Prepaid insurance	1,813	1,890
Prepaid consulting	-0-	6,890
	$9,146	$8,710

NOTE D – RELATED PARTIES

During the year ending December 31, 2011, the Company received an aggregate of $171,018 and $9,630 from HBB, LLC (“HBB”) and Baked World, LLC (“Baked World”), both Tennessee limited liability companies controlled by Terry Harris the Company’s President, Treasurer and Director, David Harris, the Company’s Vice President, Secretary and Director, and Timothy Barham, a former officer and director of the Company (who resigned those positions effective November 15, 2011). The Company agreed to pay interest on the loans at eight percent (8%). The loans are due on demand.

The following table details the cash activity between the Company and HBB and Baked World.

	HBB	Baked World
Balance, 1/1/10	$-0-	$-0-
Advances	357,956	-0-
Repayments	(150,635)	-0-
Balance, 12/31/10	207,321	-0-
Advances	171,018	9,630
Repayment	(12,500)	-0-
Balance, 12/31/11	$365,839	$9,630

On August 18, 2010, the Company issued 800,000 shares of Common Stock each to Terry Harris, and Timothy Barham, in lieu of and in full satisfaction of base salary obligations of approximately $80,000 each, accruing between January 1 and August 31, 2010 (the “Compensation Offset”). The 1,600,000 shares were valued at $496,000 using the fair market value of the Company’s stock on the date of the agreement and were recorded as a reduction in accrued officer’s compensation ($159,781) and non-cash compensation ($336,219) in the Company’s financial statements at December 31, 2010.

On June 30, 2010, the Board of Directors of the Company approved employment agreements (the “Agreements”) for Terry Harris and Timothy Barham. The Agreements call for a base salary of $120,000 (retroactive to January 1, 2010) and a nondiscretionary annual bonus equal to $1.00 for each case of any beverage product sold or distributed by the Company during its fiscal year in excess of 120,000 cases. As no compensation payments were made to Mr. Harris during the years ended December 31, 2011 and 2010 or to Mr. Barham during the period from January 1, 2010 through November 15, 2011, the Company recorded accrued compensation for Mr. Harris in the amount of $240,000 and Mr. Barham in the amount of $224,876. After applying the Compensation Offset to accrued compensation in 2010, the outstanding aggregate balance at December 31, 2010 was $80,219. The outstanding aggregate balance at December 31, 2011 totaled $305,096.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

On April 15, 2010, Terry Harris agreed to loan the Company approximately $12,000 per month for twelve months with the proceeds from the loan used specifically to make monthly payments in accordance with terms of a consulting agreement further described below in NOTE H – INDEPENDENT CONSULTING AGREEMENT. The Company agreed to pay interest on the loan at six percent (6%). The Company made repayments to Mr. Harris during 2011 and 2010 totaling $12,000 and $17,400, respectively and during 2011 and 2010 HBB made payments to Mr. Harris on behalf of the Company total $28,764 and $94,315, respectively, leaving a balance at December 31, 2011 and 2010 of $0.

On May 12, 2010, Mr. Barham, the former Vice President and secretary, loaned the Company $120,000 on which the Company agreed to pay interest at six percent (6%). During the year ending December 31, 2010 the Company repaid $84,075 and in January 2011 the Company repaid $35,000 leaving a balance of $924 at December 31, 2011. The loan is due on demand. Mr. Barham resigned as Vice President and Secretary in November 2011.

During 2011 and 2010, the Company was provided office space, the use of office equipment and accounting personnel by HBB. From January 2010 through June 2010 the services were provided at no charge. From July 2010 through December 2011 HBB charged the Company $1,500 per month which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.

NOTE E – NOTE PAYABLE-CREDIT LINE

On June 23, 2010 the Company entered into a $150,000 credit line with Trust One Bank (the “Credit Line”). The Credit Line accrued interest at a rate of 6% per annum, subject to changes in the index rate. The outstanding balance and any accrued and unpaid interest on the Credit Line was repaid in full as of December 31, 2010. The Credit Line was not renewed.

NOTE F – CAPITAL STOCK

At December 31, 2010, the Company had 100,000,000 authorized shares of Common Stock and 100,000,000 authorized shares of Preferred Stock, both with a par value of $0.001 per share.

Common Stock

At December 31, 2011, the Company had 18,781,000 shares of its Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company’s Board of Directors. Our Common Stock is quoted on the Over-the-Counter Bulletin Board under the trading symbol “FBEC.”

Between July and October 2010, the Company sold 1,981,000 shares of its common stock to eighteen (18) individual investors at a price of $0.10 per share for aggregate proceeds of $198,100.

On August 18, 2010, the Company issued 800,000 shares of common stock each to Terry Harris, the Company’s President and Treasurer and Tim Barham, the Company’s Vice President and Secretary, as further described above in NOTE D – RELATED PARTIES.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Preferred Stock

At December 31, 2011 and 2010, the Company had zero shares of its Preferred Stock issued and outstanding. We are authorized to issue up to 100,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. If the Company’s issues share of Preferred Stock and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Warrants to Purchase Common Stock

At December 31, 2011 and 2010, the Company had not issued any warrants to purchase Common Stock of the Company.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

At December 31, 2011 and 2010, there are no outstanding stock options or other equity awards outstanding under the Company’s 2008 Equity Incentive Plan.

NOTE G – INCOME TAXES

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

The Company has net operating losses at December 31, 2011 of $2,135,482 expiring through 2031. Utilization of these losses may be limited by the “change of ownership” rules as set forth in section 382 of the Internal Revenue Code.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2011	2010

Expected income tax benefit (loss) at statutory rate of 35%	$(220,733)	$(366,487)
Change in valuation account	220,733	366,487

Income tax expense (benefit)	$-0-	$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Year Ended December 31,
Deferred Tax Assets:	2011	2010

Tax Benefit of net operating loss carry-forward	$746,000	$525,000
Less: valuation allowance	(746,000)	(525,000)
Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

NOTE H – INDEPENDENT CONSULTING AGREEMENT

On April 8, 2010, the Company entered into a letter of agreement (the “Beckerman Agreement”) pursuant to which the Company retained Beckerman for a period of twelve months effective April 15, 2010. Under the terms of the Beckerman Agreement, the Company was obligated to pay Beckerman a monthly retainer of $12,000 plus out of pocket expense for its services. For accounting purposes, $31,584 and $104,895 was recorded as expense during the year ended December 31, 2011 and 2010, respectively and $0 and $6,820 was recorded as prepaid consulting as of December 31, 2011 and 2010, respectively. Also under the terms of the Beckerman Agreement, the Company issued Beckerman 50,000 shares of Common Stock. The 50,000 shares were valued at $32,500 using the fair market value of the Company’s stock on the date of the executed agreement. This amount was immediately expensed and was included in consulting expense for the year ended December 31, 2010.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

During the years ended December 31, 2011 and 2010, the Company sold 0 and 2,848 cases of 16 oz. Unwind Orange 24 packs, respectively. The Company sold 12 oz. Unwind 12 packs between July 2010 and December 2011, selling 24,777 cases during the period from July through December 2010 and accepted the return of a net 497 case for the year ended December 31, 2011.

As of December 31, 2011 and 2010, the Company reported $4,625 and $4,682 as accrued expense in the accompanying financial statements. Under terms of the Agreement, the Company has the right to sell, transfer or convey the Purchased Property to a third-party purchaser (“Future Sale”). Upon such Future Sale, the Company shall pay Innovative three and one-half percent (3.5%) of the sales price it receives from such sale of the Purchased Property and/or the sale of any right thereof. Such payment will be due and payable to Innovative within ten (10) days of the closing of such Future Sale. If the consideration that the Company agrees to receive through a proposed Future Sale involves anything but a lump sum payment of cash, then the Company shall allocate three and one-half percent (3.5%) of any consideration received directly to Innovative. Upon completion of the Future Sale transaction, the Company’s obligations to Innovative will cease.

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued, and has determined it has no other material subsequent events requiring disclosure.

