Form 10-Q
period 2012-03-31
Frontier Beverage Company, Inc
filed 2012-05-15
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FRONTIER BEVERAGE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1837 Harbor Avenue, Post Office Box 13098, Memphis, Tennessee	38113
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of May 9, 2012 was 18,781,000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRONTIER BEVERAGE COMPANY, INC.
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$530	$255
Accounts receivable, net of allowance of $3,234 and $3,234	22,580	811
Inventory	27,122	31,641
Prepaid expenses	6,518	9,146
Total current assets	56,750	41,853

Total assets	$56,750	$41,853

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Notes and loans payable to related party	$368,978	$376,393
Accrued compensation-related parties	335,014	305,096
Accounts payable	53,138	61,058
Accrued interest-related parties	41,737	34,215
Accrued royalties	4,625	4,625
Total current liabilities	803,492	781,387

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock - par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock - par value $0.001; 100,000,000 shares authorized; 18,781,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	18,781	18,781
Additional paid-in capital	1,381,666	1,377,166
Accumulated deficit	(2,147,189)	(2,135,481)
Total stockholders' deficit	(746,742)	(739,534)

Total liabilities and stockholders' deficit	$56,750	$41,853

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	March 31, 2012	March 31, 2011

Revenues, net	$70,135	$40,966

Cost of goods sold	7,599	39,149

Gross profit	62,536	1,817

Selling, general and administrative	66,722	150,059

Total operating expenses	66,722	150,059

Loss from operations	(4,186)	(148,242)

Interest expense	(7,522)	(5,955)
Total other expense	(7,522)	(5,955)

Loss before taxes	(11,708)	(154,197)
Provision for income taxes	-	-

Net loss	$(11,708)	$(154,197)

Loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	18,781,000	18,781,000

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended
	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,708)	$(154,197)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of inventory	(2,970)	(27,500)
Changes in assets and liabilities:
Accounts receivable	(21,769)	(36,474)
Inventory	7,489	29,013
Prepaid expenses	2,628	188
Accounts payable	(7,920)	388
Accrued expenses and other current liabilities	37,440	65,133
Net cash flows provided by (used in) operating activities	3,190	(123,449)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related parties	20,580	166,728
Capital contribution	4,500	4,500
Repayment of related party debt	(27,995)	(47,758)
Bank overdraft	-	(21)
Net cash flows provided by (used by) financing activities	(2,915)	123,449

Increase in cash	275	-
Cash, beginning of year	255	-
Cash, end of year	$530	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 and MARCH 31, 2011

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2011 audited financial statements of Frontier Beverage Company, Inc. (the “Company”).  All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended March 31, 2012 and 2011.  It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10-K, filed with the Securities Exchange Commission on April 16, 2012.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Going Concern

The financial statements of the Company have been prepared in conformity with GAAP, and assume that the Company will continue as a going concern.  The Company expects to incur losses as it expands.  To date, the Company's cash flow requirements have been met through the sale of its common stock, cash advances from related parties, minimal sales and established trade credit.  There is no assurance that additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations.  These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE B – INVENTORY

Inventory consists of the following:

	March 31, 2012	December 31, 2011
Raw materials	$27,122	$27,337
Finished goods	-0-	4,304
	27,122	31,641
Less: reserve for impairment	-0-	-0-
Inventory, Net	$27,122	$31,641

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 and MARCH 31, 2011

NOTE B – INVENTORY (Continued)

During the three months ended March 31, 2012, the Company wrote off approximately $3,000 of out of date inventory.

During the three months ended March 31, 2011, the Company decided to discontinue the further production and distribution of its 16 oz. Unwind Orange product (the “Discontinued Product”). The Company wrote off $27,500 of Unwind Orange product inventory.

NOTE C – PREPAID EXPENSE

Prepaid expense consists of the following:

	March 31, 2012	December 31, 2011
Prepaid marketing	$4,583	$7,333
Prepaid insurance	1,935	1,813
	$6,518	$9,146

NOTE D – CAPITAL STOCK

The Company is authorized to issue up to 100,000,000 shares of common stock at $0.001 par value per share ("Common Stock").  As of March 31, 2012, December 31, 2011, and March 31, 2011, and as of the date of this filing, the Company has 18,781,000 shares of Common Stock issued and outstanding.  Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock.  We have not agreed to register any of our stock.  We do not currently have in effect an employee stock option plan.

NOTE E – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the three months ended March 31, 2012 as well as additional losses expected for the remainder of 2012 as well as from generating net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2012 and 2011, the Company maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 and MARCH 31, 2011

NOTE F – RELATED PARTIES

During the three months ended March 31, 2012, the Company received an aggregate of $14,200 and $6,380 from HBB, LLC (“HBB”) and Baked World, LLC (“Baked World”), both of which are Tennessee limited liability companies beneficially owned and controlled by Terry Harris the Company’s President, Treasurer, and sole director and Timothy Barham, a former officer and director of the Company (who resigned those positions effective November 15, 2011).  The Company agreed to pay interest on the loans at eight percent (8%). The loans are due on demand.

The following table details the cash activity between the Company and HBB and Baked World.

	HBB	Baked World
Balance, 1/1/11	$207,321	$-0-
Advances	171,018	9,630
Repayments	(12,500)	-0-
Balance, 12/31/11	365,839	9,630
Advances	14,200	6,380
Repayment	(22,190)	(5,806)
Balance, 3/31/12	$357,849	$10,204

On May 12, 2010, Mr. Barham loaned the Company $120,000 on which the Company agreed to pay interest at six percent (6%).  Through March 31, 2012, the Company has repaid $119,075 and in leaving a balance due of $925.  The loan is due on demand.

During the three months ended March 31, 2012 and March 31, 2011, the Company was provided office space, the use of office equipment and accounting personnel by HBB.  From January 2012 through March 31, 2012 and January 1, 2011 through March 31, 2011, the services were provided to the Company at $1,500 per month which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

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

In the first quarter of 2011 management expanded the Company’s product offerings and began development, marketing and distribution of Up Snax, an energy brownie product. Up Snax is currently sold on a limited basis through one major distributor and to a few small retailers who order directly from the Company.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2012, the Company had an accumulated deficit of $2,147,189, and for the three months ended March 31, 2012 incurred net losses of $11,708.  Management's plans with regard to operations include the aggressive marketing of the Company's snack products and obtaining additional funds through the issuance of securities or borrowings.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. Furthermore, no stockholder is required to provide any such additional funding.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

Liquidity and Capital Resources

The Company began its current operations in November 2009 and has yet to attain a level of operations which allows it to meet its current overhead.  We do not contemplate attaining profitable operations prior to 2013, nor is there any assurance that such an operating level can ever be achieved.  We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of March 31, 2012, the Company’s cash balance was $530.  Outstanding loans and accounts payable as of March 31, 2012 totaled $422,116, of which $368,978 is attributable to loans from related parties.  In addition, the Company has accrued compensation owed to related parties of $335,014 and accrued interest owed to related parties totaling $41,737.  The Company also had $4,625 in unpaid accrued royalties owed third parties.  During the three months ended March 31, 2012, the Company’s total liabilities increased $22,105, from $781,387 at December 31, 2011 to $803,492 at March 31, 2012.  The Company’s working capital deficit as of March 31, 2012 was $746,742.

Since we began our current operations, we have obtained financing through loans to the Company from the following sources:

	Loan Amount	Amount Repaid	Balance Due March 31, 2012
HBB, LLC	$543,174	$185,325	$357,849
Baked World, LLC	$16,010	$5,806	$10,204
Terry Harris	$176,479	$176,479	$-0-
Timothy Barham	$120,000	$119,075	$925

The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current stockholders may need to contribute funds to sustain operations. The Company does not have any agreement with any stockholder to provide any capital and there can be no assurance that any stockholder would be able or willing to fund the Company's continued operations.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

For the three month periods ended March 31, 2012 and 2011, the Company’s revenue totaled $70,135 and $40,966, respectively, for which its respective cost of revenues totaled $7,599 and $39,149.  A breakdown of the Company’s revenue and cost of sales follows:

	Three Months Ended
REVENUE	March 31, 2012	March 31, 2011	Change
Beverage Products	$63,205	$40,966	$22,239
Snack Products	6,930	-0-	6,930
Total Revenue	$70,135	$40,966	$29,169

	Three Months Ended
COST OF REVENUE	March 31, 2012	March 31, 2011	Change
Beverage Products	$-0-	$39,149	$39,149
Snack Products	7,599	-0-	7,599
Total Cost	$7,599	$39,149	$46,748

During the three months ended March 31, 2012, the Company sold previously written off beverage product at a discount and recorded no cost associated with these sales.  During the three months ended March 31, 2011, the Company sold beverage product at its wholesale prices and recorded cost of revenue accordingly.  Snack products were introduced in mid-2011, therefore no revenue and cost of revenue are reflected in the above table for the three months ended March 31, 2011.

For the three month periods ended March 31, 2012 and 2011, the Company had operating expenses totaling $66,722 compared to $150,059, respectively, a decrease of $83,337.  This decrease is in large part a direct result of the following:

•	Consulting expenses decreased approximately $39,000, as result of the expiration in 2011 of a consulting agreement providing public relations services;
•	Officers compensation decreased by approximately $29,000 as a result of the November 2011 resignation of Timothy Barham as the Company’s Vice President; and
•	Audit and accounting expenses decreased approximately $13,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Terry Harris, our principal executive officer and principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer and our management concluded that the Company's disclosure controls and procedures as of March 31, 2012 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our first quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive and financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management plans to re-evaluate this situation periodically. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the quarter ended March 31, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2012	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)