Form 10-Q
period 2012-06-30
Frontier Beverage Company, Inc
filed 2012-08-07
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________to _______________________________

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2012 was 18,781,000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRONTIER BEVERAGE COMPANY, INC.
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$441	$255
Accounts receivable, net of allowance of $3,234 and $3,234	1,188	811
Inventory	27,122	31,641
Prepaid expenses	5,532	9,146
Total current assets	34,283	41,853

Total assets	$34,283	$41,853

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes and loans payable to related party	$372,916	$376,393
Accrued compensation-related parties	364,932	305,096
Accounts payable	56,603	61,058
Accrued interest-related parties	48,251	34,215
Accrued royalties	4,625	4,625
Total current liabilities	847,327	781,387

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock - par value $0.001; 100,000,000 shares authorized; 18,781,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	18,781	18,781
Additional paid-in capital	1,386,166	1,377,166
Accumulated deficit	(2,217,991)	(2,135,481)
Total stockholders’ deficit	(813,044)	(739,534)

Total liabilities and stockholders’ deficit	$34,283	$41,853

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues, net	$1,117	$162,186	$71,252	$203,152

Cost of goods sold	831	143,500	8,430	182,649

Gross profit	286	18,686	62,822	20,503

Selling, general and administrative	64,573	90,247	131,295	240,306

Total operating expenses	64,573	90,247	131,295	240,306

Loss from operations	(64,287)	(71,561)	(68,473)	(219,803)

Interest expense	(6,515)	(8,265)	(14,037)	(14,220)

Total other expense	(6,515)	(8,265)	(14,037)	(14,220)

Loss before taxes	(70,802)	(79,826)	(82,510)	(234,023)
Provision for income taxes	-	-	-	-

Net loss	$(70,802)	$(79,826)	$(82,510)	$(234,023)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	18,781,000	18,781,000	18,781,000	18,781,000

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,510)	$(234,023)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of inventory	(2,621)	(27,500)
Changes in assets and liabilities:
Accounts receivable	(377)	(29,153)
Inventory	7,140	65,113
Prepaid expenses	3,614	6,245
Accounts payable	(4,456)	(31,478)
Accrued expenses	73,872	131,579

Net cash flows used in operating activities	(5,338)	(119,217)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	24,519	199,637
Capital contribution	9,000	9,000
Repayment of related party debt	(27,995)	(88,264)
Bank overdraft	-	(33)

Net cash flows provided by financing activities	5,524	120,340

Increase in cash	186	1,123
Cash, beginning of year	255	-
Cash, end of year	$441	$1,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2011 audited financial statements of Frontier Beverage Company, Inc. (the “Company”).  All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the six month periods ended June 30, 2012 and 2011.  It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10-K, filed with the Securities Exchange Commission on April 16, 2012.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Going Concern

The financial statements of the Company have been prepared in conformity with GAAP, and assume that the Company will continue as a going concern.  The Company expects to incur losses as it expands.  To date, the Company’s cash flow requirements have been met through the sale of its common stock, cash advances from related parties, minimal sales and established trade credit.  There is no assurance that additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations.  These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE B – INVENTORY

Inventory consists of the following:

	June 30, 2012	December 31, 2011
Raw materials	$27,122	$27,337
Finished goods	-0-	4,304
	27,122	31,641
Less: reserve for impairment	-0-	-0-
Inventory, Net	$27,122	$31,641

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011

NOTE B – INVENTORY (Continued)

During the three months ended June 30, 2012, the Company recovered $348 of obsolete inventory while for the six months ended June 30, 2012 the Company’s net writeoff of obsolete inventory totaled $2,621.

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

NOTE C – PREPAID EXPENSE

Prepaid expense consists of the following:

	June 30, 2012	December 31, 2011
Prepaid insurance	$3,699	$1,813
Prepaid marketing	1,833	7,333
	$5,532	$9,146

NOTE D – CAPITAL STOCK

The Company is authorized to issue up to 100,000,000 shares of common stock at $0.001 par value per share ("Common Stock").  As of June 30, 2012, December 31, 2011, and June 30, 2011, the Company had 18,781,000 shares of Common Stock issued and outstanding.  Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company’s Board of Directors.  None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock.  We have not agreed to register any of our stock.  We do not currently have in effect an employee stock option plan.

NOTE E – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses recorded during the six months ended June 30, 2012, the additional losses expected for the remainder of 2012, and from generating net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of June 30, 2012 and 2011, the Company maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011

NOTE F – RELATED PARTIES

During the six months ended June 30, 2012, the Company received an aggregate of $16,193 and $8,325, respectively, from HBB, LLC (“HBB”) and Baked World, LLC (“Baked World”), both of which are Tennessee limited liability companies beneficially owned and controlled by Terry Harris, the Company’s President, Treasurer and sole director, and Timothy Barham, a former officer and director of the Company (who resigned those positions effective November 15, 2011).  The Company agreed to pay interest on the loans at eight percent (8%). The loans are due on demand.

The following table details the cash activity between the Company and HBB and Baked World.

	HBB	Baked World
Balance, 1/1/11	$207,321	$-0-
Advances	171,018	9,630
Repayments	(12,501)	-0-
Balance, 12/31/11	365,838	9,630
Advances	16,193	8,325
Repayment	(22,190)	(5,805)
Balance, 6/30/12	$359,841	$12,150

On May 12, 2010, Mr. Barham loaned the Company $120,000 on which the Company agreed to pay interest at six percent (6%).  Through June 30, 2012, the Company has repaid $119,075, leaving a balance due of $925.  The loan is due on demand.

Since November 2009, the Company was provided office space, the use of office equipment and accounting personnel by HBB.  From January 2012 through June 30, 2012, and January 1, 2011 through June 30, 2011, the services were provided to the Company at $1,500 per month, which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.

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

Overview

The Company abandoned its prior data storage business operations in November 2009 and is now focused exclusively on the development, marketing and distribution of New Age/Alternative Beverages and snack products. The descriptive term “New Age/Alternative Beverages” describes products that include energy drinks/infused water, fruit juices and drinks, dairy and dairy substitutes and bottled/canned teas.  On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc.

In March 2010, we acquired certain intellectual property rights for a proprietary relaxation beverage known as UnWind™ which we currently market. We also intend to develop additional proprietary beverage products in various categories to provide consumers with an array of fresh and unique concepts in the New Age/Alternative Beverage category.

In the first quarter of 2011, management expanded the Company’s product offerings and began development, marketing and distribution of Up SnaxTM, an energy brownie product. Up SnaxTM  is currently sold on a limited basis through one major distributor and to a few small retailers who order directly from the Company.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.  At June 30, 2012, the Company had an accumulated deficit of $2,217,991, and for the six months ended June 30, 2012 incurred net losses of $82,510.  Management’s plans with regard to operations include the aggressive marketing of the Company’s snack products and obtaining additional funds through the issuance of securities or borrowings.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. Furthermore, no stockholder is required to provide any such additional funding.

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

Liquidity and Capital Resources

We began current operations in November 2009 and have yet to attain a level of operations which allows us to meet our current overhead requirements.  We do not contemplate attaining profitable operations prior to 2013, and there is no assurance that such an operating level will ever be achieved.  We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of June 30, 2012, the Company’s cash balance was $441.  Outstanding loans and accounts payable as of June 30, 2012 totaled $429,519, of which $372,916 is attributable to loans from related parties.  The Company’s working capital deficit as of June 30, 2012 was $813,044.

Since we began our current operations, we have obtained financing through loans to the Company from the following sources:

	Loan Amount	Amount Repaid	Balance Due June 30, 2012
HBB, LLC	$545,167	$185,325	$359,842
Baked World, LLC	$18,010	$5,860	$12,150
Terry Harris	$176,479	$176,479	$-0-
Timothy Barham	$120,000	$119,075	$925

The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s current stockholders may need to contribute funds to sustain operations. The Company does not have any agreements with any of its stockholders to provide any capital and there can be no assurance that any stockholder would be able or willing to fund the Company’s continued operations.

Results of Operations

Comparison of Three Months Ended June30, 2012 and 2011

For the three month periods ended June 30, 2012 and 2011, the Company’s revenue totaled $1,117 and $162,186, respectively, for which its respective cost of revenues totaled $831 and $143,500.  A breakdown of the Company’s revenue and cost of sales follows:

	Three Months Ended
REVENUE	June 30, 2012	June 30, 2011	Change
Beverage Products	$-0-	$162,186	$(162,186)
Snack Products	1,117	-0-	1,117
Total Revenue	$1,117	$162,186	$(161,069)

	Three Months Ended
COST OF REVENUE	June 30, 2012	June 30, 2011	Change
Beverage Products	$-0-	$143,500	$(143,500)
Snack Products	831	-0-	831
Total Cost of Revenue	$831	$143,500	$(142,669)

During the three months ended June 30, 2012, the Company reported minimal sales of its snack products. And no sales of beverage products.  During the three months ended June 30, 2011, the Company sold beverage products at its wholesale prices and recorded cost of revenue accordingly.  Snack products were introduced in mid-2011, therefore no revenue and cost of revenue are reflected in the above table for the three months ended June 30, 2011.

For the three month periods ended June 30, 2012 and 2011, the Company had operating expenses totaling $64,573 compared to $90,247, respectively, a decrease of $25,674.  This decrease is in large part a direct result of officers’ compensation decreasing by approximately $30,000 as a result of the November 2011 resignation of Timothy Barham as the Company’s Vice President.

Comparison of Six Months Ended June 30, 2012 and 2011

For the six month periods ended June 30, 2012 and 2011, the Company’s revenue totaled $71,252 and $203,152, respectively, for which its respective cost of revenues totaled $8,430 and $182,649.  A breakdown of the Company’s revenue and cost of sales follows:

	Six Months Ended
REVENUE	June 30, 2012	June 30, 2011	Change
Beverage Products	$63,205	$203,152	$(139,947)
Snack Products	8,047	-0-	8,047
Total Revenue	$71,252	$203,152	$(131,900)

	Six Months Ended
COST OF REVENUE	June 30, 2012	June 30, 2011	Change
Beverage Products	$-0-	$182,649	$(182,649)
Snack Products	8,430	-0-	8,430
Total Revenue	$8,430	$182,649	$(174,219)

During the six months ended June 30, 2012, the Company sold previously written off beverage product at a discount and recorded no cost associated with these sales, as well as a minimal amount of its snack products.  During the six months ended June 30, 2011, the Company sold beverage product at its wholesale prices and recorded cost of revenue accordingly.  Snack products were introduced in mid-2011, therefore no revenue and cost of revenue are reflected in the above table for the six months ended June 30, 2011.

For the six month periods ended June 30, 2012 and 2011, the Company had operating expenses totaling $131,295 compared to $240,306, respectively, a decrease of $109,011.  This decrease is in large part a direct result of the following:

●	Officers compensation decreased by approximately $59,000 as a result of the November 2011 resignation of Timothy Barham as the Company’s Vice President; and
●	Consulting expenses decreased approximately $34,000, as result of the expiration in 2011 of a consulting agreement providing public relations services.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Terry Harris, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2012 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

There are no material pending legal or governmental proceedings relating to our Company or its properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or have a material interest adverse to us.

ITEM 1A.  RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the quarter ended June 30, 2012.

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

August 7, 2012	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)