Form 10-Q
period 2012-09-30
Frontier Beverage Company, Inc
filed 2012-11-14
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FRONTIER BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1837 Harbor Avenue, Post Office Box 13098, Memphis, Tennessee	38113
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of November 13, 2012 was 18,781,000.

FRONTIER BEVERAGE COMPANY, INC.

FRONTIER BEVERAGE COMPANY, INC.
BALANCE SHEETS

	September 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$—	$255
Accounts receivable, net of allowance of $0 and $3,234	—	811
Inventory	27,122	31,641
Prepaid expenses	—	9,146
Total current assets	27,122	41,853

Total assets	$27,122	$41,853

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes and loans payable to related party	$386,572	$376,393
Accrued compensation-related parties	395,178	305,096
Accounts payable	54,976	61,058
Accrued interest-related parties	56,849	34,215
Accrued royalties	4,625	4,625
Total current liabilities	898,200	781,387

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock - par value $0.001; 100,000,000 shares authorized; 18,781,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	18,781	18,781
Additional paid-in capital	1,390,666	1,377,166
Accumulated deficit	(2,280,525)	(2,135,481)
Total stockholders’ deficit	(871,078)	(739,534)

Total liabilities and stockholders’ deficit	$27,122	$41,853

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues, net	$—	$47,531	$71,252	$250,683

Cost of goods sold	—	25,097	5,809	207,746

Gross profit	—	22,434	65,443	42,937

Writeoff of obsolete inventory	—	90,262	2,621	90,262
Selling, general and administrative	53,937	151,706	185,232	392,012

Total operating expenses	53,937	241,968	187,853	482,274

Loss from operations	(53,937)	(219,534)	(122,410)	(439,337)

Interest expense	(8,597)	(7,247)	(22,634)	(21,467)

Total other expense	(8,597)	(7,247)	(22,634)	(21,467)

Loss before taxes	(62,534)	(226,781)	(145,044)	(460,804)
Provision for income taxes	—	—	—	—

Net loss	$(62,534)	$(226,781)	$(145,044)	$(460,804)

Loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	18,781,000	18,781,000	18,781,000	18,781,000

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(145,044)	$(460,804)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of inventory	90,082	90,262
Allowance for doubtful accounts	(3,234)	24,770
Changes in assets and liabilities:
Accounts receivable	4,045	(54,590)
Inventory	4,519	35,116
Prepaid expenses	9,146	6,247
Accounts payable	(6,082)	29,029
Accrued expenses	22,634	199,322

Net cash flows used in operating activities	(23,934)	(130,648)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	38,784	207,042
Capital contribution	13,500	13,500
Repayment of related party debt	(28,605)	(88,264)
Bank overdraft	—	(33)

Net cash flows provided by financing activities	23,679	132,245

Increase (decrease) in cash	(255)	1,597
Cash, beginning of year	255	—
Cash, end of year	$—	$1,597

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE A – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2011 audited financial statements of Frontier Beverage Company, Inc. (the “Company”). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine month periods ended September 30, 2012 and 2011. It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2011 included in our Form 10-K, filed with the Securities Exchange Commission on April 16, 2012. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Going Concern

The financial statements of the Company have been prepared in conformity with U.S. GAAP, and assume that the Company will continue as a going concern. The Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been met through the sale of its common stock, cash advances from related parties, minimal sales and established trade credit. There is no assurance that additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE B – INVENTORY

Inventory consists of the following:

	September 30, 2012	December 31, 2011
Raw materials	$27,122	$27,337
Finished goods	-0-	4,304
	27,122	31,641
Less: reserve for impairment	-0-	-0-
Inventory, Net	$27,122	$31,641

NOTE C – PREPAID EXPENSE

Prepaid expense consists of the following:

	September 30, 2012	December 31, 2011
Prepaid insurance	$-0-	$1,813
Prepaid marketing	-0-	7,333
	$-0-	$9,146

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE D – CAPITAL STOCK

The Company is authorized to issue up to 100,000,000 shares of common stock at $0.001 par value per share (“Common Stock”). As of September 30, 2012, December 31, 2011, and September 30, 2011, the Company had 18,781,000 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company’s Board of Directors. None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock. We have not agreed to register any of our stock. We do not currently have in effect an employee stock option plan.

NOTE E – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2012 as a result of the losses incurredd during the nine months ended September 30, 2012 , the additional losses expected for the remainder of 2012, and from net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2012 and 2011, the Company maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE F – RELATED PARTIES

During the nine months ended September 30, 2012, the Company received an aggregate of $23,613 and $15,171, respectively, from HBB, LLC (“HBB”) and Baked World, LLC (“Baked World”), both of which are Tennessee limited liability companies beneficially owned and controlled by David Harris, the Company’s Vice President and Timothy Barham, a former officer and director of the Company (who resigned those positions effective November 15, 2011). The Company agreed to pay interest on the loans at eight percent (8%). The loans are due on demand.

The following table details the cash activity between the Company and HBB and Baked World.

	HBB	Baked World
Balance, 1/1/11	$207,321	$-0-
Advances	171,018	9,630
Repayments	(12,501)	-0-
Balance, 12/31/11	365,838	9,630
Advances	23,613	15,171
Repayment	(22,745)	(5,860)
Balance, 9/30/12	$366,706	$18,941

On May 12, 2010, Mr. Barham loaned the Company $120,000 on which the Company agreed to pay interest at six percent (6%). Through September 30, 2012, the Company has repaid $119,075, leaving a balance due of $925. The loan is due on demand.

Since November 2009, the Company was provided office space, the use of office equipment and accounting personnel by HBB. From January 2012 through September 30, 2012, and January 1, 2011 through September 30, 2011, the services were provided to the Company at $1,500 per month, which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. At September 30, 2012, the Company had an accumulated deficit of $2,280,525, and for the nine months ended September 30, 2012 incurred net losses of $145.044. Management’s plans with regard to operations include the aggressive marketing of the Company’s snack products and obtaining additional funds through the issuance of securities or borrowings. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. Furthermore, no stockholder is required to provide any such additional funding.

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

Liquidity and Capital Resources

We began current operations in November 2009 and have yet to attain a level of operations which allows us to meet our current overhead requirements. We do not contemplate attaining profitable operations prior to 2014,and there is no assurance that such an operating level will ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of September 30, 2012, the Company’s cash balance was $0. Outstanding loans and accounts payable as of September 30, 2012 totaled $441,548, of which $386,572 is attributable to loans from related parties. The Company’s working capital deficit as of September 30, 2012 was $871,078.

Since we began our current operations, we have obtained financing through loans to the Company from the following sources:

	Loan Amount	Amount Repaid	Balance Due September 30, 2012
HBB, LLC	$552,586	$185,880	$366,706
Baked World, LLC	$24,801	$5,860	$18,941
Terry Harris	$176,479	$176,479	$-0-
Timothy Barham	$120,000	$119,075	$925

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

Results of Operations

Comparison of Three Months Ended September30, 2012 and 2011

For the three month periods ended September 30, 2012 and 2011, the Company’s revenue totaled $0 and $47,531, respectively, for which its respective cost of revenues totaled $1,221 and $7,030. A breakdown of the Company’s revenue and cost of sales follows:

	Three Months Ended
REVENUE	September 30, 2012	September 30, 2011	Change
Beverage Products	$-0-	$260	$(260)
Snack Products	-0-	47,271	(47,271)
Total Revenue	$-0-	$47,531	$(47,531)

	Three Months Ended
COST OF REVENUE	September 30, 2012	September 30, 2011	Change
Beverage Products	$-0-	$100	$(100)
Snack Products	-0-	24,997	(24,997)
Total Cost of Revenue	$-0-	$25,097	$(25,097)

During the three months ended September 30, 2012, the Company reported no sales of either of its snack or beverage products. During the three months ended September 30, 2011, the Company sold snack products at its wholesale prices and recorded cost of revenue accordingly.

For the three month periods ended September 30, 2012 and 2011, the Company had operating expenses totaling $53,937 compared to $151,706, respectively, a decrease of $97,769. This decrease is in large part a direct result of officers’ compensation decreasing by approximately $30,000 as a result of the November 2011 resignation of Timothy Barham as the Company’s Vice President, a reduction in consulting expense of approximately $32,000, and a reduction in bad debt expense of approximately $24,000.

Comparison of Nine Months Ended September 30, 2012 and 2011

For the nine month periods ended September 30, 2012 and 2011, the Company’s revenue totaled $71,252 and $250,683, respectively, for which its respective cost of revenues totaled $5,809 and $207,746, respectively. A breakdown of the Company’s revenue and cost of sales follows:

	Nine Months Ended
REVENUE	September 30, 2012	September 30, 2011	Change
Beverage Products	$63,205	$250,683	$(187,478)
Snack Products	8,047	-0-	8,047
Total Revenue	$71,252	$250,683	$(179,431)

	Nine Months Ended
COST OF REVENUE	September 30, 2012	September 30, 2011	Change
Beverage Products	$-0-	$207,746	$(207,746)
Snack Products	8,430	-0-	8,430
Total Revenue	$8,430	$207,746	$(199,316)

During the nine months ended September 30, 2012, the Company sold previously written off beverage product at a discount and recorded no cost associated with these sales, as well as a minimal amount of its snack products. During the nine months ended September 30, 2011, the Company sold beverage product at its wholesale prices and recorded cost of revenue accordingly. Snack products were introduced in mid-2011.

For the nine month periods ended September 30, 2012 and 2011, the Company had operating expenses totaling $185,232 compared to $392,012, respectively, a decrease of $206,780. This decrease is in large part a direct result of the following:

•	Officers compensation decreased by approximately $89,000 as a result of the November 2011 resignation of Timothy Barham as the Company’s Vice President;
•	Consulting expenses decreased approximately $66,000, as result of the expiration in 2011 of a consulting agreement providing public relations services;
•	Bad debt expense decrease by approximately $24,000;
•	Marketing expense decreased by approximately $11,000 and
•	Legal and accounting fees decreased by approximately $11,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Terry Harris, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2012 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the quarter ended September 30, 2012.

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

November 14, 2012	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)