Form 10-K
period 2012-12-31
Frontier Beverage Company, Inc
filed 2013-04-15
CIK 1311735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FRONTIER BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1837 Harbor Avenue, Post Office Box 13322, Memphis, Tennessee	38113
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(877) 233-7359

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2012 was $210,500 (computed by reference to the price at which the common equity was last sold ($0.05), or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of April 12, 2013 was 18,781,000.

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

On March 1, 2010, the Company entered into a Purchase Agreement (the “Agreement”) with Innovative Beverage Group Holdings, Inc., a Nevada corporation (“Innovative”) and a Trademark Assignment for the purchase of the intellectual property rights of a beverage created and developed by Innovative known as “Unwind.” See further information disclosed at “Item 1. Business – Intellectual Property.”

Though we have suspended operation in light of our inability to maintain adequate working capital, our current focus remains the development, marketing, sale and distribution of alternative beverage and snack products. We launched our first proprietary beverage in early 2010 and our first proprietary snack food in early 2011. Depending upon our ability to obtain future financing for such operations, we intend to continue develop, purchase or license additional proprietary beverages and snack products in various categories to provide consumers with a variety of fresh products in the New Age/Alternative Beverage and snack foods categories.

The Company’s Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “FBEC.”

Overview of Business

Frontier Beverage Company, Inc. is in the business of developing, marketing and distributing New Age/Alternative Beverages and snack products. “New Age/Alternative Beverages” is an industry categorization for a group of products that include energy drinks/infused water, fruit juices and drinks, dairy and dairy substitutes, and bottled/canned teas. Our mission is to supply the highest quality New Age/Alternative Beverages and snack products at the most economical cost to distributors servicing the retail industry and directly to consumers through our website. We believe our service-oriented business model integrates the elements of research, development, product quality assurance, packaging/distribution efficiency, and advanced management systems to generate higher profit margins for our retailers.

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

In 2011, we expanded our product offerings and began developing, marketing and distributing a new energy brownie snack product known as Up Snax Energy™ (“Up Snax”). Up Snax is a brownie snack product developed as an alternative to an energy beverage. We intend to sale Up Snax through distributors and small retailers who will order directly from the Company. No additional product offerings were added during 2012.

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

Competition and Buying Trends

The beverage industry is highly competitive. Competition in the New Age/Alternative Beverage category exists based on price, packaging, flavors, consumer acceptance of products, shelf space and new product development. In order to compete effectively in the beverage industry, we believe that we must produce products that stand out from the competition through taste, visual appearance, price, and product quality. We believe that our principal strength is our product quality and that we will face competition from companies who focus on price as opposed to quality. We will attempt to maintain a competitive edge through product quality and our secret blend of ingredients to create a relaxation beverage.

Our products are expected to compete with a wide variety of New Age/Alternative Beverages produced by companies that have substantially greater financial, marketing and distribution resources. Competition in the New Age/Alternative Beverage industry could have a material adverse effect on our products and business results if we are unable to gain the market share required for us to attain profitability.

Our products also compete with all other liquid refreshments, including those produced by large internationally known companies, all of which have greater financial and marketing resources.

Manufacturing

We do not manufacture our own products, but rely on third-party contract packers (“Co-packers”) to produce and package our products on an “as needed” basis. We have no long term agreement in place for the services and we intend to evaluate and potentially make arrangements with additional Co-packers to manufacture our products.

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

Research and Development

During 2012 and 2011, the Company dedicated no funds to research and development. However, in light of our operational focus, we anticipate that we will allocate substantial funds, to the extent available, for future research and development of New Age/Alternative Beverage products.

Employees

We currently employ one full-time employee and from time to time we also use independent contractors on an as-needed basis for our operations.

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

The Company’s principal offices are located at 1837 Harbor Avenue, Memphis, Tennessee 38113, in office space owned by Ledbetter Packing Company (“Ledbetter”), one of our product distributors. Terry Harris, Frontier’s President, Treasurer and Director, is also a principal shareholder and vice president of Empire Foods, Inc., the parent of Ledbetter. Mr. Harris made arrangements with Ledbetter for Frontier to use these principal offices at no charge through June of 2010, after which we began paying rent on a month-to-month basis at a rate of $1,500 per month to Ledbetter beginning in July 2010. There is no written lease agreement setting forth the terms of our lease of office space from Ledbetter and the arrangement can be terminated at any time by us or Ledbetter. Management believes this office space is adequate for the Company’s current operational needs. If needed, we believe suitable alternative office space could be obtained by us at reasonable rates.

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

Quarter Ended	High	Low
Fiscal Year 2012
Fourth Quarter	$0.04	$0.02
Third Quarter	$0.05	$0.04
Second Quarter	$0.05	$0.05
First Quarter	$0.07	$0.04

Fiscal Year 2011
Fourth Quarter	$0.13	$0.04
Third Quarter	$0.17	$0.12
Second Quarter	$0.35	$0.12
First Quarter	$0.24	$0.10

On April 8, 2013, the last sale price of our Common Stock reported by the OTCQB was $0.02.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of April 8, 2013, we had 33 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of April 8, 2013, we had 18,781,000 shares of our Common Stock outstanding.

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

The following table sets forth certain information, as of December 31, 2012, concerning securities authorized for issuance under the Company’s only equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	5,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	5,000,000

Recent Sales of Unregistered Securities

There are no unreported sales of unregistered securities during the year ended December 31, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the Company or affiliated purchasers during the year ended December 31, 2012.

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

Overview

In November 2009, the Company abandoned its prior data storage business operations and is now focused exclusively on developing, marketing and distributing New Age/Alternative Beverages and snack products. The descriptive term “New Age/Alternative Beverages” describes products that include energy drinks/infused water, fruit juices and drinks, dairy and dairy substitutes, and bottled/canned teas. On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc.

In March 2010, we acquired certain intellectual property rights for a proprietary relaxation beverage known as UnWind™. Assuming we are able to finance such operations, we also intend to develop additional proprietary beverage products in various categories to provide consumers with an array of fresh and unique concepts in the New Age/Alternative Beverage category.

In the first quarter of 2011 management expanded the Company’s product offerings and began developing, marketing and distributing Up Snax. Our mission is to supply the highest quality New Age/Alternative Beverages and unique snack products at the most economical cost to distributors servicing the retail industry and directly to consumers through our website. We believe our service-oriented business model integrates the elements of research, development, product quality assurance, packaging/distribution efficiency, and advanced management systems to generate higher profit margins for our retailers.

We need additional capital to pursue our business plan and conduct our operations; however, the ability to obtain the necessary and appropriate funding is uncertain. In light of our lack of working capital, we have been unable to acquire inventory or effectively market our products and have been forced to suspend much of our operations. As a result, we have had no sales since the first quarter 2012. Nevertheless, in the event that we are able to obtain financing, we intend to expand our product line, either through development or acquisition, and intend to hire sufficient sales personnel necessary for us to revitalize and sustain distribution network for our products. We believe that we will require significant additional capital resources from outside sources including equity and/or debt financings in order to meet our goals and continue operations. We believe we need to raise between $300,000 and $500,000 in order to implement our plans to ramp up operations.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. At December 31, 2012, the Company has an accumulated deficit of approximately $2,200,000 and for the years ended December 31, 2012 and 2011, incurred net losses of approximately$107,000 and $631,000, respectively. Management’s plans with regard to operations include the marketing of the Company’s beverage and snack products and obtaining additional funds through the issuance of securities or borrowings. Accordingly, management is of the opinion that marketing combined with additional funding will result in improved operations and cash flow in 2013 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Liquidity and Capital Resources

As of December 31, 2012, our working capital deficit was approximately $523,000, our accumulated deficit was approximately $2,240,000 and our stockholders’ deficit was approximately $523,000. Operating loss was approximately $107,000 and $631,000 for the years ended December 31, 2012 and 2011, respectively. Net cash outlay from operations was approximately $36,000 and $150,000 for the years ended December 31, 2012 and 2011, respectively.

We began implementing our current business plan in November 2009 and have not yet attained a level of revenue to allow us to meet our current overhead. We have historically reported net losses from operations and negative cash flows. Additionally, we have not yet attained a level of revenues to allow us to meet our current overhead and we had zero cash at December 31, 2012. In light of our lack of working capital, we have been unable to acquire inventory or effectively market our products and have been forced to suspend much of our operations. As a result, we have had no sales since the first quarter of 2012. As such, in order to resume and scale up the operations of the Company, we believe we must obtain additional financing and achieving a positive cash flow while maintaining adequate liquidity. In the event that we are able to obtain the capital necessary to implement our current marketing plan, we do not contemplate attaining profitable operations until at least 2014, and there is no assurance that such an operating level can ever be achieved. We are dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and sales and marketing expenses to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.

We can make no assurances that additional financing will be available to us on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.

We believe that over the next twelve (12) months, we will be able to meet the costs of resuming operations with funds generated through debt and equity financing. Although management believes that the required financing to fund product development and increasing inventory levels can be secured at terms satisfactory to the Company, there is no guarantee these funds will be made available, and if funds are available, that the terms will be satisfactory to the Company.

Our change in cash is comprised of the following components for the years ended December 31:

	2012	2011
Proceeds from notes payable related-parties	$46,476	$221,411
Capital contributions	18,000	18,000
Sources of cash and cash equivalents	64,476	239,411

Net cash used in operating activities	36,126	150,859
Repayment of debt	28,605	88,264
Cash used in other investing activities	-0-	33
Uses of cash and cash equivalents	64,731	239,156

Increase (decrease) in cash	$(255)	$255

During the year ended December 31, 2012, working capital deficit increased by $612,666 as follows:

	December 31,
	2012	2011	Change
Current assets	$-0-	$41,853	$(41,853)
Current liabilities	523,225	781,387	(258,162)
Working capital deficit	$(523,225)	$(739,534)	$(216,309)

The decrease in working capital deficit is primarily a result of the forgiveness of accrued compensation related to the Company’s officers.

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

	2012	2011	Change
Revenue	$71,252	$259,245	$(187,993)
Cost of goods sold	7,030	235,339	228,309
Writeoff of beverage inventory	29,743	167,130	137,387
Operating expenses	110,777	458,514	347,737
Total expenses	147,550	860,983	713,433
Operating loss	(76,298)	(601,738)	525,440
Other expense, net	(30,489)	(28,928)	(1,561)
Net loss	$(106,787)	$(630,666)	$523,879

Revenue and Cost of Goods Sold

Revenue for year ended December 31, 2012 was down $187,993, or 73%, from the year ended December 31, 2011. This decrease was directly attributable to a decline in beverage sales and only partially offset by the addition of the UpSnax product line. Cost of Goods Sold decreased $228,309, or 97%, from year ended December 31, 2012 compared to the year ended December 31, 2011. This change is directly a result of the sale of previously written off beverage inventory.

Operating and Beverage Writeoff Expenses

The Company’s principal operating costs include the following items as a percentage of total expense.

	Year Ended December 31,
	2012	2011
Human resource costs, (accrued officers’ compensation)	-0-%	36%
Writeoff of beverage inventory	21%	27%
Professional fees for legal, accounting and consulting	37%	18%
Non-cash costs (occupancy expense)	13%	3%
Other	29%	16%

Operating expenses decreased by $347,787 (76%) as a result of the following items:

Decrease in human resource costs	$(224,877)
Decrease in professional fees	(54,989)
Decrease in bad debt expense	(35,041)
Net decrease in all other	(32,880)
$(347,787)

Human resource costs decrease as a result of the forgiveness of officer’s compensation by the current and former officers of the Company.

Professional fees decreased primarily as a result of the elimination of consulting services related marketing, financing and shareholder relations.

Other Expense, net

Other expense increased slightly as a result of an increase in interest expense.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2012, our internal controls over financial reporting were not effective and there were weaknesses in our internal control over financial reporting as outlined below.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Mr. Harris, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company believes its weaknesses in internal controls and procedures is due to the Company’s lack of sufficient personnel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures. In addition, the Company lacks the personnel structure, size and complexity to segregate duties sufficiently for proper controls.

The Company is currently without sufficient funds to hire additional personnel with expertise in these areas and to segregate duties for proper controls and until such time as additional personnel are hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures.

The Company plans to hire additional personnel to properly implement a control structure when and if the appropriate funds become available. In the meantime, the Chief Executive Officer and Chief Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Directors and Executive Officers

The following individuals serve or have served during the year ended December 31, 2012 as directors and executive officers of our Company. All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officers and Directors	Age	Date of Appointment	Position(s) Held

Terry Harris	41	November 12, 2009	President, Treasurer and Director
David Harris*	34	November 15, 2011	Vice President, Secretary and Director

* Mr. David Harris resigned from all positions with the Company on March 21, 2013.

Terry Harris was appointed to the Board of Directors pursuant to the terms of a Subscription Agreements between Mr. Harris and the Company dated October 30, 2009, pursuant to which Mr. Harris acquired 6,680,000 shares of Company Common Stock.

David Harris resigned from all positions with the Company on March 21, 2013 resulting in Mr. Terry Harris remaining as the Company’s sole officer and director.

There are no other arrangements or understandings between our sole officer and director and any other person pursuant to which he was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

The following is a brief account of the business experience during at least the past five years of our current sole officer and director.

Terry Harris - President, Treasurer and Director

On November 12, 2009, Terry Harris was appointed as President, Treasurer and a Director of the Company and he has been serving as the Company’s sole officer and director since March 21, 2013. Mr. Harris brings over 20 years of experience to the Company, as he has been a principal working in all facets of two businesses controlled by his family, Empire Foods, Inc (“Empire”) and its subsidiary, Ledbetter Packing. Mr. Harris currently serves as Vice President of Empire. Empire is a full service, super-regional, independently-owned sales and marketing company providing services to the consumer packaged goods industry. Empire is headquartered in Cincinnati, Ohio and is one of the largest privately held food brokers in the U.S. Founded in 1959, Ledbetter specializes in custom co-packing of either ingredients or finished goods for consumer meat products. Ledbetter also manufactures meat products found in retail grocery outlets throughout the U.S. including, but not limited to Wal-Mart, Kroger, and Food Lion. In 2008, Mr. Harris and Timothy Barham founded HBB, LLC, a Tennessee limited liability company (“HBB”) to serve as the master worldwide wholesaler of the New Age/Alternative Beverage “drank,” which is a relaxation beverage marketed by Innovative that is similar to UnWind™. HBB has since diversified and is involved in the development and distribution of other products in addition to beverages. Mr. Harris beneficially owns half of HBB and serves as a principal of the company. HBB now oversees, manages and facilitates the sales and marketing of drank on a global scale as well as other non-beverage products. HBB now sells product to large beverage companies and distributors including Anheuser Busch, Miller and Pepsico as well as a number of large and midsize independent distributors.

Significant Employees

The Company has no significant employees.

Family Relationships

None.

Involvement In Certain Legal Proceedings

To the best of our knowledge, during the past ten years, our sole officer and director was not involved in any legal proceedings that are material to an evaluation of his ability or integrity as an officer and director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2012, or written representations from certain reporting persons, other than as described below, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements. Mr. David Harris, who was appointed to serve as a Director on November 15, 2011 and resigned March 21, 2013, filed one late Form 3 in April 2012.

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

Summary Compensation Table

The table below shows compensation information for services rendered in all capacities for the fiscal years ended December 31, 2012 and 2011. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

The below table lists the compensation of the Company’s principal executive officers who served the Company in such capacities during the fiscal year ended December 31, 2012. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All other Compensation ($)	Total ($)
Terry Harris(1) President, Treasurer and Director	2012	-0-	-0-	-0-	-0-
	2011	120,000	-0-	-0-	120,000
David Harris(2) Vice Pres., Secretary and Director	2012	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-

(1)	Terry Harris was elected President, Treasurer and Director on November 12, 2009. In November 2012, Mr. Harris forgave approximately $305,000 of accrued officer compensation.
(2)	David Harris was elected Vice President, Secretary and Director on November 15, 2011 and resigned on March 21, 2013.

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

The following table sets forth the ownership, as of April 8, 2012, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise listed below, the address of each person is c/o Frontier Beverage Company, Inc., 1837 Harbor Avenue, Post Office Box 13322, Memphis, Tennessee 38113. Applicable percentages are based upon 18,781,000 shares of Common Stock outstanding as of April 8, 2012.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
Terry Harris President, Treasurer, Director	7,285,500	38.79%
All Current Officers and Directors as a group (1 persons)	7,285,500	38.79%
Timothy Barham Former Officer and Director	7,285,500	38.79%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ending December 31, 2012, the Company received an aggregate, net of repayment, of $5,560 and $9,311, respectively from HBB, LLC (“HBB”) and Baked World, LLC (“Baked World”), both Tennessee limited liability company beneficially owned and controlled by Terry Harris, the Company’s sole officer and director. The Company agreed to pay interest on the loans at eight percent (8%). The loans are due on demand. Also during 2012, Mr. Harris advanced the Company $3,000. As of December 31, 2012, the Company was indebted to HBB, Baked World and Mr. Harris for principal and interest totaling $377,277, $20,219 and $3,362, respectively

During 2012 and 2011, the Company was provided office space, the use of office equipment and accounting personnel by HBB, for which HBB charged the Company $1,500 per month which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.

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

Audit Fees

We incurred aggregate fees and expenses of $27,000 and $18,000 for fiscal 2012 and 2011, respectively, for services rendered by Sherb & Co. LLP for the audit or review of our 2012 and 2011 financial statements.

Audit-Related Fees

We incurred no fees or expenses for the 2012 and 2011 fiscal years for professional services rendered by Sherb & Co. LLP other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2012 and 2011 fiscal years for professional services rendered by Sherb & Co. LLP for tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2012 and 2011 fiscal years for any other products or professional services rendered by Sherb & Co. LLP other than as described above.

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

DATE: April 15, 2013	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Terry Harris	President, Treasurer and Director (Principal	April 15, 2013
Terry Harris	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Frontier Beverage Company, Inc.

We have audited the accompanying balance sheet of Frontier Beverage Company, Inc., for the year ended December 31, 2012 and the related statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of Frontier Beverage Company, Inc’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Beverage Company, Inc., as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $2,242,268 through December 31, 2012, and a net loss of $106,787 at December 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in note A. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ RBSM LLP

Certified Public Accountants
New York, New York
April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Frontier Beverage Company, Inc.

We have audited the accompanying balance sheet of Frontier Beverage Company, Inc., for the year ended December 31, 2011 and the related statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Beverage Company, Inc., as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note A to the financial statements, the Company has an accumulated deficit of $2,135,481 through December 31, 2011, and a net loss of $630,666 at December 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP

Certified Public Accountants
New York, New York
April 15, 2012

FRONTIER BEVERAGE COMPANY, INC.
BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$—	$255
Accounts receivable, net of allowance of $0 and $3,234	—	811
Inventory	—	31,641
Prepaid expenses	—	9,146
Total current assets	—	41,853

Total assets	$—	$41,853

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes and loans payable to related party	$394,264	$376,393
Accrued compensation-related parties	—	305,096
Accounts payable	64,257	61,058
Accrued interest-related parties	64,704	34,215
Accrued royalties	—	4,625
Total current liabilities	523,225	781,387

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock - par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 100,000,000 shares authorized; 18,781,000 shares issued and outstanding	18,781	18,781
Additional paid-in capital	1,700,262	1,377,166
Accumulated deficit	(2,242,268)	(2,135,481)

Total stockholders’ deficit	(523,225)	(739,534)

Total liabilities and stockholders’ deficit	$—	$41,853

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2012	2011

Revenues, net	$71,252	$259,245

Cost of goods sold	7,030	235,339

Gross profit	64,222	23,906

Writeoff of beverage inventory	29,743	167,130
Selling, general and administrative	110,777	458,514

Total operating expenses	140,520	625,644

Loss from operations	(76,298)	(601,738)

Interest expense	(30,489)	(28,928)

Total other expense	(30,489)	(28,928)

Loss before taxes	(106,787)	(630,666)

Provision for income taxes	—	—

Net loss	$(106,787)	$(630,666)

Loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	18,781,000	18,781,000

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31 2012 AND 2011

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	18,781,000	$18,781	$1,359,166	$(1,504,815)	$(126,868)

Capital contribution	—	—	18,000	—	18,000
Net loss	—	—	—	(630,666)	(630,666)

Balance, December 31, 2011	18,781,000	18,781	1,377,166	(2,135,481)	(739,534)

Capital contribution	—	—	323,096	—	323,096
Net loss	—	—	—	(106,787)	(106,787)

Balance, December 31, 2012	18,781,000	$18,781	$1,700,262	$(2,242,268)	$(523,225)

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,787)	$(630,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(3,234)	3,234
Impairment of inventory	27,122	167,130
Changes in assets and liabilities:
Accounts receivable	4,045	18,437
Inventory	4,519	51,306
Prepaid expenses	9,146	(436)
Accounts payable	3,199	(12,381)
Accrued expenses and other current liabilities	25,864	252,517

Net cash used in operating activities	(36,126)	(150,859)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related parties	46,476	221,411
Capital contribution	18,000	18,000
Repayment of related party debt	(28,605)	(88,264)
Bank overdraft	—	(33)

Net cash provided by financing activities	35,871	151,114

Increase (decrease) in cash	(255)	255
Cash, beginning of year	255	—
Cash, end of year	$—	$255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$3,587

Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of debt	$395,178	$—

The accompanying footnotes are an integral part of these financial statements.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS

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

Though we have suspended operation in light of our inability to maintain adequate working capital, our current focus remains the development, marketing, sale and distribution of alternative beverage and snack products. We launched our first proprietary beverage in early 2010 and our first proprietary snack food in early 2011. Depending upon our ability to obtain future financing for such operations, we intend to continue develop, purchase or license additional proprietary beverages and snack products in various categories to provide consumers with a variety of fresh products in the New Age/Alternative Beverage and snack foods categories.

On February 4, 2010, the Company changed its name to Frontier Beverage Company, Inc. The Company’s Common Stock trades on the OTC Market Groups, Inc. OTCQB under the symbol “FBEC.”

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. At December 31, 2012, the Company has an accumulated deficit of $2,242,268, and for the years ended December 31, 2012 and 2011, incurred net losses of $106,787 and $630,666, respectively. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS (continued)

Basis of presentation and going concern uncertainty (continued)

obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 2 – SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES

Cash

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents. In the future, the Company may periodically make deposits with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2012 and 2011, the Company did not have any other financial instruments.

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

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (continued)

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

Customer Concentration Risk

The Company’s largest customer accounted for 99% of its revenue during 2012. The Company’s 2 largest customers accounted for 31% of its revenue during 2011, while no other customers accounted for more than 10% of its revenues.

Stock Based Compensation

The Company adopted the SFAS guidance which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Applying this guidance had no impact on the financial statements for the year ended December 31, 2012 and 2011.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (continued)

Earnings per Share

The Company calculates earnings per share (“EPS”) in accordance with the SFAS guidance for Earnings per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period. Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock) and warrants. At December 31, 2012 and 2011, there were no potential shares of Common Stock that would have an anti-dilutive effect.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in cost of sales expense.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred no advertising expense for the years ended December 31, 2011 and 2010, respectively.

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

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2012, FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 did not have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared in conformity with U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 did not have a material impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles – Goodwill & Other (“ASU 2011-08”), which updates the guidance in Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill & Other (“ACS Topic 350”). The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04 (“ASU 2011-04”), which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our financial position or results of operations.

We do not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 3 – INVENTORY

Inventory consists of the following at December 31:

	2012	2011
Raw materials	$-0-	$27,337
Finished goods	-0-	4,304
	-0-	31,641
Less: reserve for impairment	-0-	-0-
Net, Inventory	$-0-	$31,641

NOTE 4 – PREPAID EXPENSE

Prepaid expense consists of the following at December 31:

	2012	2011
Prepaid marketing	$-0-	$7,333
Prepaid insurance	-0-	1,813
	$-0-	$9,146

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTIES

During the years ended December 31, 2012 and 2012, the Company received funds from HBB, LLC (“HBB”) and Baked World, LLC (“Baked World”), both Tennessee limited liability companies beneficially owned and controlled by Terry Harris, the Company’s President, Treasurer, sole director and Timothy Barham, a former officer and director of the Company (who resigned those positions effective November 15, 2011). The Company agreed to pay interest on the loans at eight percent (8%) per annum. The loans are due on demand.

The following table details the cash activity between the Company and HBB and Baked World.

	HBB	Baked World
Balance, 1/1/11	$207,321	$-0-
Advances	171,018	9,630
Repayments	(12,500)	-0-
Balance, 12/31/11	365,839	9,630
Advances	28,305	15,171
Repayment	(22,745)	(5,860)
Balance, 12/31/12	$371,399	$18,941

In October 2012, Mr. Harris advanced the Company $3,000. The Company agreed to pay interest on the advance at six percent (6%) per annum. The $3,000 remained outstanding at December 31, 2012.

In April 2010, Mr. Harris agreed to loan the Company approximately $12,000 per month for twelve months with the proceeds from the loan used specifically to make monthly payments in accordance with terms of a public relations consulting agreement with a third party. The Company agreed to pay interest on the loan at six percent (6%) per annum. The Company made repayments to Mr. Harris during 2010 and 2011 directly and through HBB, with a final payment made in June 2011.

On May 12, 2010, Mr. Barham loaned the Company $120,000 on which the Company agreed to pay interest at six percent (6%) per annum. During the year ending December 31, 2010 the Company repaid $84,075 and in January 2011 the Company repaid $35,000 leaving a balance of $924, which remained outstanding at December 31, 2012.

During 2012 and 2011, the Company was provided office space, the use of office equipment and accounting personnel by HBB. HBB charged the Company $1,500 per month which amounts are included in operating expense and recorded as capital contribution on the accompanying financial statements.

NOTE 6 – CAPITAL STOCK

At December 31, 2012, the Company had 100,000,000 authorized shares of Common Stock and 100,000,000 authorized shares of Preferred Stock, both with a par value of $0.001 per share.

Common Stock

At December 31, 2012, the Company had 18,781,000 shares of its Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company’s Board of Directors.

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – CAPITAL STOCK (continued)

Preferred Stock

At December 31, 2012, the Company had zero shares of its Preferred Stock issued and outstanding. We are authorized to issue up to 100,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. If the Company issues shares of Preferred Stock and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

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

NOTE 7 – INCOME TAXES

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

FRONTIER BEVERAGE COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (continued)

The Company has net operating losses at December 31, 2012 of $2,242,268 expiring through 2032. Utilization of these losses may be limited by the “change of ownership” rules as set forth in section 382 of the Internal Revenue Code.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the federal statutory rate of 35% is as follows:

	Year Ended December 31,
	2012	2012

Expected income tax benefit (loss) at statutory rate of 35%	$(37,375)	$(220,733)
Change in valuation account	37,375	220,733

Income tax expense (benefit)	$-0-	$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Year Ended December 31,
Deferred Tax Assets:	2012	2011

Tax Benefit of net operating loss carry-forward	$785,000	$746,000
Less: valuation allowance	(785,000)	(746,000)
Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued, and has determined it has no other material subsequent events requiring disclosure.

