Form 10-Q
period 2013-03-31
Frontier Beverage Company, Inc
filed 2013-05-09
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

The number of shares outstanding of the Registrant’s Common Stock as of May 9, 2013 was 18,781,000.

FRONTIER BEVERAGE COMPANY, INC.
INDEX

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS

	March 31,
	2013	December 31,
	(unaudited)	2012
ASSETS
Current Assets:
Cash	$87	$—
Other current assets	203	—
Total current assets	290	—

Total assets	$290	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Notes and loans payable due to related party	$394,264	$394,264
Accounts payable	78,848	64,257
Accrued interest-related parties	72,468	64,704
Other current liabilities	9,781	—
Total current liabilities	555,361	523,225

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 100,000,000 shares authorized; 18,781,000 shares issued and outstanding	18,781	18,781
Additional paid-in capital	1,701,762	1,700,262
Accumulated deficit	(2,275,614)	(2,242,268)
Total stockholders' deficit	(555,071)	(523,225)

Total liabilities and stockholders' deficit	$290	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenues, net	$—	$70,135

Cost of goods sold	—	4,629

Gross profit	—	65,506

Writeoff of inventory	—	2,970
Selling, general and administrative	25,582	66,722

Total operating expenses	25,582	69,692

Loss from operations	(25,582)	(4,186)

Interest expense	(7,764)	(7,522)
Total other expense	(7,764)	(7,522)

Loss before taxes	(33,346)	(11,708)
Provision for income taxes	—	—

Net loss	$(33,346)	$(11,708)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	18,781,000	18,781,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,346)	$(11,708)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of inventory	—	(2,970)
Changes in assets and liabilities:
Accounts receivable	—	(21,769)
Inventory	—	7,489
Prepaid expenses and other current assets	(203)	2,628
Accounts payable	14,592	(7,920)
Accrued expenses and other current liabilities	7,764	37,440

Net cash flows used in operating activities	(11,193)	3,190

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advances	9,780	20,580
Proceeds from related parties	—	20,580
Capital contribution	1,500	4,500
Repayment of related party debt	—	(27,995)

Net cash flows provided by financing activities	11,280	17,665

Increase in cash	87	20,855
Cash, beginning of year	—	255
Cash, end of year	$87	$21,110

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2012 audited financial statements of Frontier Beverage Company, Inc. (the “Company”).  All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended March 31, 2013 and 2012.  It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2012 included in our Form 10-K filed with the Securities Exchange Commission on April 15, 2013.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2013, the Company has an accumulated deficit of $2,275,614, and for the three months ended March 31, 2013, incurred net losses of $33,346.  The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – CAPITAL STOCK

The Company is authorized to issue up to 100,000,000 shares of common stock at $0.001 par value per share ("Common Stock").  As of March 31, 2013, the Company had 18,781,000 shares of Common Stock issued and outstanding.  Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock.  We have not agreed to register any of our stock.  We do not currently have in effect an employee stock option plan.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2013 as a result of the losses incurred during the three months ended March 31, 2013, the additional losses expected for the remainder of 2013, and from net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2013 and 2012, the Company maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded.  There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 4 – RELATED PARTIES

During the three months ended March 31, 2013, the Company received no funds from HBB, LLC (“HBB”) and Baked World, LLC (“Baked World”), both Tennessee limited liability companies beneficially owned and controlled by Terry Harris, the Company’s President, Treasurer, and sole director and Timothy Barham, a former officer and director of the Company (who resigned his positions effective November 15, 2011); however, during the period from January 2010 through December 2012, HBB provided cash and made payments on the Company’s behalf totaling $371,399.  During the period from September 2011 through December 2012, Baked World provided cash and made payments on the Company’s behalf totaling $18,941.  The Company agreed to pay interest on the loans at eight percent (8%) per annum. The loans are due on demand and remain outstanding at March 31, 2013.

In October 2012, Mr. Harris advanced the Company $3,000.  The Company agreed to pay interest on the advance at six percent (6%) per annum.  The $3,000 remained outstanding at March 31, 2013.

During the three months ended March 31, 2013 and 2012, the Company was provided office space, the use of office equipment and accounting personnel by HBB.  HBB charged the Company $500 per month during the period in 2013 and $1,500 per month during the period in 2012 which amounts are included in operating expense and recorded as capital contribution on the accompanying condensed financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

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

Overview

Though we have suspended operation in light of our inability to maintain adequate working capital, our current focus remains the development, marketing, sale and distribution of alternative beverage and snack products. We launched our first proprietary beverage in early 2010 and our first proprietary snack food in early 2011.  Depending upon our ability to obtain future financing for such operations, we intend to continue to develop, purchase or license additional proprietary beverages and snack products in various categories to provide consumers with a variety of fresh products in the New Age/Alternative Beverage and snack foods categories.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2013, the Company has an accumulated deficit of $2,275,614, and for the three months ended March 31, 2013, incurred net losses of $33,346. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore  these matters raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.

Liquidity and Capital Resources

We began current operations in November 2009 and have yet to attain a level of operations which allows us to meet our current overhead requirements.  We do not contemplate attaining profitable operations prior to 2014 and there is no assurance that such an operating level will ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of March 31, 2013, the Company’s cash balance was $87.  Outstanding loans and accounts payable as of March 31, 2013 totaled $555,361, of which $466,733 is attributable to loans from related parties. The Company’s working capital deficit as of March 31, 2013 was $555,071.

Since we began our current operations, we have obtained financing through loans to the Company from the following sources:

	Loan Amount	Amount Repaid	Balance Due March 31, 2013
HBB, LLC	$557,279	$185,880	$371,399
Baked World, LLC	$24,801	$5,860	$18,941
Terry Harris	$179,479	$176,479	$3,000
Timothy Barham	$120,000	$119,075	$925

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

Results of Operations

For the three month periods ended March 31, 2013 and 2012, the Company’s revenue totaled $0 and $70,135, respectively, for which its respective cost of revenues totaled $0 and $4,629.  A breakdown of the Company’s revenue and cost of sales follows:

	Three Months Ended
REVENUE	March 31, 2013	March 31, 2012	Change
Beverage Products	$-0-	$63,205	$(63,205)
Snack Products	-0-	6,930	(6,930)
Total Revenue	$-0-	$70,135	$(70,135)

	Three Months Ended
COST OF SALES	March 31, 2013	March 31, 2012	Change
Beverage Products	$-0-	$-0-	$-0-
Snack Products	-0-	4,629	(4,629)
Total Cost of Sales	$-0-	$4,629	$(4,629)

During the three months ended March 31, 2013, the Company reported no sales of its snack or beverage products.  During the three months ended March 31, 2012, the Company sold snack products at its wholesale prices and recorded cost of sales accordingly.

For the three month periods ended March 31, 2013 and 2012, the Company had operating expenses totaling $25,582 compared to $69,692, respectively; a decrease of $44,110. This decrease is a direct result of the temporary suspension of operations, including a net reduction in operating expense of approximately $14,000 and the discontinuation of accrued officer compensation resulting in a reduction of approximately $30,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), Mr. Harris, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company’s principal financial and accounting officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, Mr. Harris concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company believes its weaknesses in internal controls and procedures is due to the Company's lack of sufficient personnel with expertise in the area of SEC, GAAP and tax accounting procedures.  In addition, the Company lacks the personnel structure, size and complexity to segregate duties sufficiently for proper controls.

The Company is currently without sufficient funds to hire additional personnel with expertise in these areas and to segregate duties for proper controls and until such time as additional personnel are hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures.

The Company plans to hire additional personnel to properly implement a control structure when and if the appropriate funds become available.  In the meantime, the Chief Executive Officer/Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company's Annual Report and the financial statements forming part thereof are in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company has only one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management plans to re-evaluate this situation periodically. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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

There are no unreported sales of unregistered securities during the quarter ended March 31, 2013.

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

May 9, 2013	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Terry Harris
Terry Harris
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)