Form 10-Q
period 2013-06-30
Frontier Beverage Company, Inc
filed 2013-08-12
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No.	000-52297

FRONTIER BEVERAGE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Paul Law Group, LLP, 902 Broadway, New York, NY	10010
(Address of principal executive offices)	(Zip Code)

(646) 278-9953
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

The number of shares outstanding of the Registrant’s Common Stock as of August 12, 2013 was 18,781,000.

FRONTIER BEVERAGE COMPANY, INC.
INDEX

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS

Current Assets:
Cash	$367	$—
Total assets	$367	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes and loans payable due to related party	$394,264	$394,264
Accounts payable	81,888	64,257
Accrued interest-related parties	80,487	64,704
Other current liabilities	18,750	—
Total current liabilities	575,389	523,225

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock – par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – par value $0.001; 500,000,000 shares authorized; 18,781,000 shares issued and outstanding	18,781	18,781
Additional paid-in capital	1,703,262	1,700,262
Accumulated deficit	(2,297,065)	(2,242,268)
Total stockholders’ deficit	(575,022)	(523,225)
Total liabilities and stockholders’ deficit	$367	$—

The accompanying footnotes are an integral part of these condensed financial statements.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues, net	$—	$1,117	$—	$71,252

Cost of goods sold	—	831	—	8,430

Gross profit	—	286	—	62,822

Selling, general and administrative	13,432	64,573	39,014	131,295

Total operating expenses	13,432	64,573	39,014	131,295

Loss from operations	(13,432)	(64,287)	(39,014)	(68,473)

Interest expense	(8,019)	(6,515)	(15,783)	(14,037)
Total other expense	(8,019)	(6,515)	(15,783)	(14,037)

Loss before taxes	(21,451)	(70,802)	(54,797)	(82,510)
Provision for income taxes	—	—	—	—

Net loss	$(21,451)	$(70,802)	$(54,797)	$(82,510)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	18,781,000	18,781,000	18,781,000	18,781,000

The accompanying footnotes are an integral part of these condensed financial statements.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,797)	$(82,510)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of inventory	—	(2,621)
Changes in assets and liabilities:
Accounts receivable	—	(377)
Inventory	—	7,140
Prepaid expenses and other current assets	—	3,614
Accounts payable	17,631	(4,456)
Accrued expenses and other current liabilities	15,783	73,872
Net cash flows used in operating activities	(21,383)	(5,338)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advances	18,750	—
Proceeds from related parties	—	24,519
Capital contribution	3,000	9,000
Repayment of related party debt	—	(27,995)
Net cash flows provided by financing activities	21,750	5,524

Increase in cash	367	186
Cash, beginning of period	—	255
Cash, end of period	$367	$441

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying footnotes are an integral part of these condensed financial statements.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 —	BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2012 audited financial statements of Frontier Beverage Company, Inc. (the “Company”). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the six month periods ended June 30, 2013 and 2012. It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2012 included in our Form 10-K filed with the Securities Exchange Commission on April 15, 2013. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. At June 30, 2013, the Company has an accumulated deficit of $2,297,065, and for the six months ended June 30, 2013, incurred net losses of $54,797. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Change of Control

On July 1, 2013, an unrelated third party acquired an aggregate of 15,978,000 shares of Common Stock of the Company constituting approximately 85% of the Company’s issued and outstanding Common Stock. See NOTE 5 — SUBSEQUENT EVENTS Change of Control for additional details.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 — CAPITAL STOCK

The Company is authorized to issue up to 500,000,000 shares of common stock at $0.001 par value per share (“Common Stock”). See NOTE 5 — SUBSEQUENT EVENTS Increase in the Company’s Authorized Capital Stock for additional details. As of June 30, 2013, the Company had 18,781,000 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company’s Board of Directors. None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock. We have not agreed to register any of our stock. We do not currently have in effect an employee stock option plan.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 — INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2013 as a result of the losses incurred during the six months ended June 30 2013, the additional losses expected for the remainder of 2013, and from net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2013 and 2012, the Company maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 4 — RELATED PARTIES

During the six months ended June 30, 2013, the Company received no funds from HBB, LLC (“HBB”) and Baked World, LLC (“Baked World”), both Tennessee limited liability companies beneficially owned and controlled by Terry Harris, the Company’s President, Treasurer, and sole director and Timothy Barham, a former officer and director of the Company (who resigned his positions effective November 15, 2011); however, during the period from January 2010 through December 2012, HBB provided cash and made payments on the Company’s behalf totaling $371,399. During the period from September 2011 through December 2012, Baked World provided cash and made payments on the Company’s behalf totaling $18,941. The Company agreed to pay interest on the loans at eight percent (8%) per annum. The loans are due on demand and remain outstanding at June 30, 2013.

In October 2012, Mr. Harris advanced the Company $3,000. The Company agreed to pay interest on the advance at six percent (6%) per annum. The $3,000 remained outstanding at June 30, 2013.

During the six months ended June 30, 2013 and 2012, the Company was provided office space, the use of office equipment and accounting personnel by HBB. HBB charged the Company $500 per month during the period in 2013 and $1,500 per month during the period in 2012 which amounts are included in operating expense and recorded as capital contribution on the accompanying condensed financial statements.

NOTE 5 — SUBSEQUENT EVENTS

Change of Control

On July 1, 2013, Ruben Yakubov, an unrelated third party, entered into a stock purchase agreement with the Company and certain stockholders (the “Selling Shareholders”) of the Company, pursuant to which, the Selling Shareholders sold an aggregate of 15,978,000 shares of Common Stock of the Company to Mr. Yakubov for an aggregate purchase price of $197,500, constituting approximately 85% of the Company’s issued and outstanding Common Stock.

Resignation of Terry Harris as Sole Officer

On July 1, 2013, Terry Harris resigned as the Company’s President, Secretary and Treasurer. This resignation was effective on July 1, 2013.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS

Appointment of Ruben Yakubov as Sole Officer

On July 1, 2013, Ruben Yakubov was appointed President, Secretary and Treasurer of the Company.

Director Change

On July 20, 2013, Terry Harris resigned as director of the Company and was replaced with Ruben Yakubov. The change in directors took place ten days after the mailing to the Company’s shareholders of record of a Schedule 14f-1. The Schedule 14f-1 was filed with the Securities Exchange Commission on July 9, 2013 and the mailing to shareholders of record took place on July 10, 2013.

Increase in the Company’s Authorized Capital Stock

On July 11, 2013, the Company filed a Certificate of Amendment to the Articles of Incorporation with the State of Nevada’s Secretary of State. The Certificate of Amendment increased the Company’s authorized common stock from 100 million to 500 million shares. In accordance with Rule 14c-2 of the Securities Exchange Act of 1934, as amended, the Company will not undertake any action with respect to the increase in the authorized common stock until at least 20 days following the mailing to the Company’s shareholders of record. The mailing to the Company’s shareholders of record took place on July 19, 2013.

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

The Company’s Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “FBEC.”

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. At June 30, 2013, the Company has an accumulated deficit of $2,297,065, and for the six months ended June 30, 2013, incurred net losses of $54,797. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore these matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.

Recent Events

Change of Control

On July 1, 2013, Ruben Yakubov, an unrelated third party, entered into a stock purchase agreement with the Company and certain stockholders (the “Selling Shareholders”) of the Company, pursuant to which, the Selling Shareholders sold an aggregate of 15,978,000 shares of Common Stock of the Company to Mr. Yakubov for an aggregate purchase price of $197,500, constituting approximately 85% of the Company’s issued and outstanding Common Stock.

Resignation of Terry Harris as Sole Officer

On July 1, 2013, Terry Harris resigned as the Company’s President, Secretary and Treasurer. This resignation was effective on July 1, 2013.

Appointment of Ruben Yakubov as Sole Officer

On July 1, 2013, Ruben Yakubov was appointed President, Secretary and Treasurer of the Company.

Director Change

On July 20, 2013, Terry Harris resigned as director of the Company and was replaced with Ruben Yakubov. The change in directors took place ten days after the mailing to the Company’s shareholders of record of a Schedule 14f-1. The Schedule 14f-1 was filed with the Securities Exchange Commission on July 9, 2013 and the mailing to shareholders of record took place on July 10, 2013.

Increase in the Company’s Authorized Capital Stock

On July 11, 2013, the Company filed a Certificate of Amendment to the Articles of Incorporation with the State of Nevada’s Secretary of State. The Certificate of Amendment increased the Company’s authorized common stock from 100 million to 500 million shares. In accordance with Rule 14c-2 of the Securities Exchange Act of 1934, as amended, the Company will not undertake any action with respect to the increase in the authorized common stock until at least 20 days following the mailing to the Company’s shareholders of record. The mailing to the Company’s shareholders of record took place on July 19, 2013.

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

As of June 30, 2013, the Company’s cash balance was $367. Outstanding debt as of June 30, 2013 totaled $575,389, of which $474,751 is attributable to loans and accrued interest from related parties. The Company’s working capital deficit as of June 30, 2013 was $575,022.

Since we began our current operations, we have obtained financing through loans to the Company from the following sources:

	Loan Amount	Amount Repaid	Balance Due June 30, 2013
HBB, LLC	$557,278	$185,880	$371,398
Baked World, LLC	$24,801	$5,860	$18,941
Terry Harris	$179,479	$176,479	$3,000
Timothy Barham	$120,000	$119,075	$925

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

For the three month periods ended June 30, 2013 and 2012, the Company’s revenue totaled $0 and $1,117, respectively, for which its respective cost of revenues totaled $0 and $831. A breakdown of the Company’s revenue and cost of sales follows:

	Three Months Ended
REVENUE	June 30, 2013	June 30, 2012	Change
Beverage Products	$–0–	$–0–	$–0–
Snack Products	–0–	1,117	(1,117)
Total Revenue	$–0–	$1,117	$(1,117)

	Six Months Ended
COST OF SALES	June 30, 2013	June 30, 2012	Change
Beverage Products	$–0–	$–0–	$–0–
Snack Products	–0–	831	(831)
Total Cost of Sales	$–0–	$831	$(831)

During the three months ended June 30, 2013, the Company reported no sales of its snack or beverage products. During the three months ended June 30, 2012, the Company sold snack products at its wholesale prices and recorded cost of sales accordingly.

For the three month periods ended June 30, 2013 and 2012, the Company had operating expenses totaling $13,432 compared to $64,573, respectively; a decrease of $51,141. This decrease is a direct result of the temporary suspension of operations, including a net reduction in operating expense of approximately $21,223 and the discontinuation of accrued officer compensation resulting in a reduction of approximately $29,918.

Comparison of Six Months Ended June 30, 2013 and 2012

For the six month periods ended June 30, 2013 and 2012, the Company’s revenue totaled $0 and $71,252, respectively, for which its respective cost of revenues totaled $0 and $8,430. A breakdown of the Company’s revenue and cost of sales follows:

	Six Months Ended
REVENUE	June 30, 2013	June 30, 2012	Change
Beverage Products	$–0–	$63,205	$(63,205)
Snack Products	–0–	8,047	(8,047)
Total Revenue	$–0–	$71,252	$(71,252)

	Six Months Ended
COST OF SALES	June 30, 2013	June 30, 2012	Change
Beverage Products	$–0–	$–0–	$–0–
Snack Products	–0–	8,430	(8,430)
Total Cost of Sales	$–0–	$8,430	$(8,430)

During the six months ended June 30, 2013, the Company reported no sales of its snack or beverage products. During the six months ended June 30, 2012, the Company sold snack products at its wholesale prices and recorded cost of sales accordingly.

For the six month periods ended June 30, 2013 and 2012, the Company had operating expenses totaling $39,014 compared to $131,295, respectively; a decrease of $92,281. This decrease is a direct result of the temporary suspension of operations, including a net reduction in operating expense of approximately $32,445 and the discontinuation of accrued officer compensation resulting in a reduction of approximately $59,836.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), Ruben Yakubov, the Company’s President and Principal Executive Officer (“CEO”) and Treasurer and Principal Accounting Officer (“CFO”) (the Company’s principal financial and accounting officer), initially evaluated the effectiveness of the

Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Mr. Yakubov’s evaluation is being made as of the date of the filing of this report, but the evaluation period relates to a period prior to Mr. Yakubov’s appointment as the CEO and CFO.

Based upon that initial evaluation, Mr. Yakubov concluded, upon consultation with prior management, that the Company’s disclosure controls and procedures were not effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company believes its weaknesses in internal controls and procedures is due to the Company’s lack of sufficient personnel with expertise in the area of SEC, GAAP and tax accounting procedures. In addition, the Company lacks the personnel structure, size and complexity to segregate duties sufficiently for proper controls.

The Company is currently without sufficient funds to hire additional personnel with expertise in these areas and to segregate duties for proper controls and until such time as additional personnel are hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures. The Company currently engages outside consultants to assist in the areas of tax accounting procedures.

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

Changes in Internal Control Over Financial Reporting

During the three and six months ended June 30, 2013, there were no changes in our internal control over financial reporting that occurred during the 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the six months ended June 30, 2013.

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

August 12, 2013	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Ruben Yakubov

President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)