Form 10-Q
period 2013-09-30
Frontier Beverage Company, Inc
filed 2013-11-15
CIK 1311735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FRONTIER BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Division St., Carson City, NV 89701	10010
(Address of principal executive offices)	(Zip Code)
307-222-6000
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

The number of shares outstanding of the Registrant’s Common Stock as of November 15, 2013 was 231,781,000.

FRONTIER BEVERAGE COMPANY, INC.

FRONTIER BEVERAGE COMPANY, INC.

CONDENSED BALANCE SHEETS

	September 30,
	2013	December 31,
	(unaudited)	2012
ASSETS
Current Assets:
Cash	$—	$—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Notes and loans payable due to related party	$394,264	$394,264
Accounts payable	26,643	64,257
Accrued interest-related parties	80,487	64,704
Other current liabilities	18,750	—
Total current liabilities	520,144	523,225

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 100,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock - par value $0.001; 500,000,000 shares authorized;
18,781,000 shares issued and outstanding	18,781	18,781
Additional paid-in capital	1,784,784	1,700,262
Accumulated deficit	(2,323,709)	(2,242,268)
Total stockholders' deficit	(520,144)	(523,225)

Total liabilities and stockholders' deficit	$—	$—

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FRONTIER BEVERAGE COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues, net	$—	$—	$—	$71,252

Cost of goods sold	—	—	—	5,809

Gross profit	—	—	—	65,443

Selling, general and administrative	26,490	53,937	64,808	187,853

Total operating expenses	26,490	53,937	64,808	187,853

Loss from operations	(26,490)	(53,937)	(64,808)	(122,410)

Interest expense	(153)	(8,597)	(16,633)	(22,634)
Total other expense	(153)	(8,597)	(16,633)	(22,634)

Loss before taxes	(26,643)	(62,534)	(81,441)	(145,044)
Provision for income taxes	—	—	—	—

Net loss	$(26,643)	$(62,534)	$(81,441)	$(145,044)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding,
basic and diluted	18,781,000	18,781,000	18,781,000	18,781,000

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FRONTIER BEVERAGE COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,441)	$(145,044)
Adjustments to reconcile net loss to net cash used in
operating activities:
Allowance for doubtful accounts	—	(3,234)
Impairment of inventory	—	90,082
Changes in operating assets and liabilities:
Accounts receivable	—	4,045
Inventory	—	4,519
Prepaid expenses and other current assets	—	9,146
Accounts payable	(37,613)	(6,082)
Accrued expenses and other current liabilities	15,783	22,634

Net cash flows used in operating activities	(103,271)	(23,934)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advances	18,750	—
Proceeds from related parties	—	38,784
Capital contribution	84,521	13,500
Repayment of related party debt	—	(28,605)

Net cash flows provided by financing activities	103,271	23,679

Increase (Decrease) in cash	—	(255)
Cash, beginning of period	—	255
Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"). These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2012 audited financial statements of Frontier Beverage Company, Inc. (the “Company”). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine month periods ended September 30, 2013 and 2012. It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2012 included in our Form 10-K filed with the Securities Exchange Commission on April 15, 2013. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At September 30, 2013, the Company has an accumulated deficit of $2,323,709, and for the nine months ended September 30, 2013, incurred net losses of $81,441. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – CAPITAL STOCK

The Company is authorized to issue up to 500,000,000 shares of common stock at $0.001 par value per share ("Common Stock"). As of September 30, 2013, the Company had 18,781,000 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors. None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock. We have not agreed to register any of our stock. We do not currently have in effect an employee stock option plan. We received $84,521 to repay debts from the change of control transaction in July 2013. The agreement required all accounts payable to be paid in full from the proceeds of the third party agreement. No stock or debt was to be recorded and the amount received has been represented and included as paid in capital on the balance sheet.

NOTE 3 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal or state income tax for 2013 as a result of the losses incurred during the nine months ended September 30 2013. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2013 and 2012, the Company maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 4 – RELATED PARTIES

During the nine months ended September 30, 2013, the Company received no funds from HBB, LLC (“HBB”) and Baked World, LLC (“Baked World”), both Tennessee limited liability companies beneficially owned and controlled by Terry Harris, the Company’s President, Treasurer, and sole director and Timothy Barham, a former officer and director of the Company (who resigned his positions effective November 15, 2011); however, during the period from January 2010 through December 2012, HBB provided cash and made payments on the Company’s behalf totaling $371,399. During the period from September 2011 through December 2012, Baked World provided cash and made payments on the Company’s behalf totaling $18,941. The Company agreed to pay interest on the loans at eight percent (8%) per annum. The loans are due on demand and remain outstanding at September 30, 2013.

In October 2012, Mr. Harris advanced the Company $3,000. The Company agreed to pay interest on the advance at nine percent (6%) per annum. The $3,000 remained outstanding at September 30, 2013.

As of June 30, 2013, the Company has recorded approximately $81,000 in accrued interest to these related parties. Beginning July 1, 2013 due to a change in control, all parties have agreed to cease accruing interest.

During the nine months ended September 30, 2013 and 2012, the Company was provided office space, the use of office equipment and accounting personnel by HBB. HBB charged the Company $500 per month during the period in 2013 and $1,500 per month during the period in 2012 which amounts are included in operating expense and recorded as capital contribution on the accompanying condensed financial statements. During the quarter ended September 30, 2013, the Company no longer utilized this office space.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – SUBSEQUENT EVENTS

On October 9, 2013, the Company entered into a Stock Purchase Agreement to acquire 22 Social Club, Inc. paying 140,000,000 restricted common shares. See 8k filed October 15, 2013

The previous Board of Directors and all Officers resigned but before doing so appointed Christopher Bailey as a new director who was seated and then seated two additional members. All new directors and officers are disclosed below:

Christopher Bailey, Chairman and President

Mr. Bailey has spent the past 10 years focused on digital marketing of start-up companies and non-profits. He has developed several sales portals to social networking and tech companies. he also developed web sites and electronic support services for small and large public companies.

Billy Jon Coogan, Director

Mr. Coogan has spent his adult life in the entertainment business. he began playing guitar at age 13 and piano by age 17 where he began his song writing endeavors. he has played with several bands and now collaborates with various producers, musicians and artists.

Mike Jamison, Director

Mr. Jamison has spent 30 years in the entrertainment business beginning with being on air talent for eight radio stations starting at the tender age of 15. In recent years he has been the founder and President of Lexium Entertainment & Talent Agency in Atlanta, GA. Lexium is a full service entertainment and booking agency while also providing management services to various musical artists.

On October 9, 2013, four debtholders converted $150,000 of debt for 30,000,000 per settlement agreements signed prior to the last change of control.

On November 6, 2013, the Company adopted the 2013 Professional/Consultant Stock Compensation Plan authorizing 21,000,000 common shares to be utilized for the payment of sevice contracts. An S-8 Registration Statement was filed on the same day.

On November 6, 2013, the Company issued 12,000,000 restricted common shares for payroll to the officers and directors. Two consultant were issued 10,000,000 restricted common share.

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

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At September 30, 2013, the Company has an accumulated deficit of $2,323,709, and for the nine months ended September 30, 2013, incurred net losses of $81,441. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore these matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

As of September 30, 2013, the Company’s cash balance was $0. Outstanding debt as of September 30, 2013 totaled $520,144, of which $499,501 is attributable to loans and accrued interest from related parties. The Company’s working capital deficit as of September 30, 2013 was $575,022.

Since we began our current operations, we have obtained financing through loans to the Company from the following sources:

	Loan Amount	Amount Repaid	Balance Due September 30, 2013
HBB, LLC	$557,278	$185,880	$371,398
Baked World, LLC	$24,801	$5,860	$18,941
Alan Anderson	$18,750	$0	$18,750
Terry Harris	$179,479	$176,479	$3,000
Timothy Barham	$120,000	$119,075	$925

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

 Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

For the three month periods ended September 30, 2013 and 2012, the Company’s revenue totaled $0 and $0, respectively, for which its respective cost of revenues totaled $0 and $0. A breakdown of the Company’s revenue and cost of sales follows:

Three Months Ended
REVENUE	September 30, 2013	September 30, 2012	Change
Beverage Products	$-0-	$-0-	$-0-
Snack Products	-0-	-0-	-0-
Total Revenue	$-0-	$-0-	-0-

Nine Months Ended
COST OF SALES	September 30, 2013	September 30, 2012	Change
Beverage Products	$-0-	$-0-	$-0-
Snack Products	-0-	-0-	-0-
Total Cost of Sales	$-0-	$-0-	$-0-

During the three months ended September 30, 2013, the Company reported no sales of its snack or beverage products. During the three months ended September 30, 2012, the Company sold snack products at its wholesale prices and recorded cost of sales accordingly.

For the three month periods ended September 30, 2013 and 2012, the Company had operating expenses totaling $26,490 compared to $53,937, respectively; a decrease of $27,477. This decrease is a direct result of the temporary suspension of operations, including a net reduction in operating expense of approximately $21,223 and the discontinuation of accrued officer compensation resulting in a reduction of approximately $29,918.

Comparison of Nine Months Ended September 30, 2013 and 2012

For the nine month periods ended September 30, 2013 and 2012, the Company’s revenue totaled $0 and $71,252, respectively, for which its respective cost of revenues totaled $0 and $5,809. A breakdown of the Company’s revenue and cost of sales follows:

	Nine Months Ended
REVENUE	September 30, 2013	September 30, 2012	Change
Beverage Products	$-0-	$63,205	$(63,205)
Snack Products	-0-	8,047	(8,047)
Total Revenue	$-0-	$71,252	$(71,252)

	Nine Months Ended
COST OF SALES	September 30, 2013	September 30, 2012	Change
Beverage Products	$-0-	$-0-	$-0-
Snack Products	-0-	5,809	(5,809)
Total Cost of Sales	$-0-	$5,809	$(5,809)

During the nine months ended September 30, 2013, the Company reported no sales of its snack or beverage products. For the nine month periods ended September 30, 2013 and 2012, the Company had operating expenses totaling $64,544 compared to $187,853, respectively; a decrease of $123,309. This decrease is a direct result of the temporary suspension of operations, including a net reduction in operating expense of approximately $63,473 and the discontinuation of accrued officer compensation resulting in a reduction of approximately $59,836.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), Ruben Yakubov, the Company's President and Principal Executive Officer ("CEO") and Treasurer and Principal Accounting Officer ("CFO") (the Company’s principal financial and accounting officer), initially evaluated the effectiveness of the

Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Mr. Yakubov’s evaluation is being made as of the date of the filing of this report, but the evaluation period relates to a period prior to Mr. Yakubov’s appointment as the CEO and CFO.

Based upon that initial evaluation, Mr. Yakubov concluded, upon consultation with prior management, that the Company’s disclosure controls and procedures were not effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

The Company is currently without sufficient funds to hire additional personnel with expertise in these areas and to segregate duties for proper controls and until such time as additional personnel are hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures. The Company currently engages outside consultants to assist in the areas of tax and accounting procedures.

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

Changes in Internal Control Over Financial Reporting

During the three and nine months ended September 30, 2013, there were no changes in our internal control over financial reporting that occurred during the 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the nine months ended September 30, 2013.

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

November 15, 2013	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Christopher Bailey

President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)