Form 10-K/A
period 2013-12-31
Frontier Beverage Company, Inc
filed 2014-04-17
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

The number of shares outstanding of the registrant’s common stock as of April 14, 2014 was 217,081,000

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

The purpose of this Amendment to the Annual Report on Form 10-K of Frontier Beverage Company, Inc.. for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on April 16, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

10.9	Independent Consulting Agreement with Halter Capital Corporation effective as of November 12, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the Commission on November 13, 2009).
10.10	Purchase Agreement between Frontier Beverage Company, Inc. and Gallant Acquisitions Corp. dated October 8, 2013 (incorporated by reference to Exhibit 10.10 of the Company’s Report on Form 8-K filed with the Commission on October 14, 2013.
10.11	Employment Agreement with Christopher Bailey (incorporated by reference to Exhibit 10.11 of the Company’s Report on Form 8-K filed with the Commission on October 14, 2013).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010).
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive data files pursuant to Rule 405 of Regulation S-T. *

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