Form 10-Q/A
period 2013-09-30
Frontier Beverage Company, Inc
filed 2014-04-22
CIK 1311735

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, which was originally filed on November 15, 2013 (the “Original Filing”), of Frontier Beverage Company, Inc. (the “Company).

We are filing this Amendment No. 1 to reflect the restatement of our unaudited condensed financial statements contained herein. On April 3, 2014, the Company determined that there were accounting errors in its financial statements during the third quarter ended September 30, 2013. The errors related to accounting for beneficial conversion feature of convertible debt. Specifically, in July 2013 the Company assigned and modified the terms of its related party loans by including conversion terms which resulted in a beneficial conversion feature amounting to $390,339. These corrections pertain to the recognition of the beneficial conversion feature and the resulting impact on additional paid-in capital and interest expense. As a result, the Company has concluded that those previously issued financial statements should no longer be relied upon.

Please see Note 4 – Related Parties and Note 5 – Restatement contained in the Notes to Unaudited Condensed Financial Statements appearing later in this Form 10-Q/A Amendment No. 1 which further describes the effect of these restatements. In addition, we have amended the following section of this Report:

Part I.

Item 2. – Management Discussion and Analysis of Financial Condition and Results of Operations

No attempt has been made in this Amendment No. 1 to the Form 10-Q/A for the period ended September 30, 2013 to modify or update the other disclosures presented in the report as previously filed, except as set forth herein. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS

	September 30,
	2013	December 31,
	(unaudited)	2012
	(Restated)
ASSETS
Current Assets:
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Notes and loans payable due to related party	$394,264	$394,264
Accounts payable	26,643	64,257
Accrued interest-related parties	80,487	64,704
Other current liabilities	18,750	-
Total current liabilities	520,144	523,225

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 100,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock - par value $0.001; 500,000,000 shares authorized;
18,781,000 shares issued and outstanding	18,781	18,781
Additional paid-in capital	2,175,123	1,700,262
Accumulated deficit	(2,714,048)	(2,242,268)
Total stockholders' deficit	(520,144)	(523,225)

Total liabilities and stockholders' deficit	$-	$-

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Restated)		(Restated)

Revenues, net	$-	$-	$-	$71,252

Cost of goods sold	-	-	-	5,809

Gross profit	-	-	-	65,443

Selling, general and administrative	26,490	53,937	64,808	187,853

Total operating expenses	26,490	53,937	64,808	187,853

Loss from operations	(26,490)	(53,937)	(64,808)	(122,410)

Amortization of debt discount	(390,339)	-	(390,339)	-
Interest expense	(153)	(8,597)	(16,633)	(22,634)
Total other expense	(390,492)	(8,597)	(406,972)	(22,634)

Loss before taxes	(416,982)	(62,534)	(471,780)	(145,044)
Provision for income taxes	-	-	-	-

Net loss	$(416,982)	$(62,534)	$(471,780)	$(145,044)

Loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of shares outstanding,
basic and diluted	18,781,000	18,781,000	18,781,000	18,781,000

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(471,780)	$(145,044)
Adjustments to reconcile net loss to net cash used in
operating activities:
Allowance for doubtful accounts	-	(3,234)
Amortization of debt discount	$390,339
Impairment of inventory	-	90,082
Changes in operating assets and liabilities:
Accounts receivable	-	4,045
Inventory	-	4,519
Prepaid expenses and other current assets	-	9,146
Accounts payable	(37,613)	(6,082)
Accrued expenses and other current liabilities	15,783	22,634

Net cash flows used in operating activities	(103,271)	(23,934)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advances	18,750	-
Proceeds from related parties	-	38,784
Capital contribution	84,521	13,500
Repayment of related party debt	-	(28,605)

Net cash flows provided by financing activities	103,271	23,679

Increase (Decrease) in cash	-	(255)
Cash, beginning of period	-	255
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

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

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At September 30, 2013, the Company has an accumulated deficit of $2,714,048, and for the nine months ended September 30, 2013, incurred net losses of $471,780.  The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

In July  2013, Company assigned and modified the terms of its related party loans of $390,339 and amended to allow for the conversion of principal and accrued interest into shares of common stock of the Company at a conversion price of $0.005 per share.

The Company analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $390,339 and was recorded as debt discount. During the three and nine months ended September 30, 2013, debt discount of $390,339 was amortized on account of convertible notes were due and payable immediately.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 5 – RESTATEMENT

The Company’s financial statements have been restated as of September 30, 2013, for the three and nine months ended September 30, 2013. Specifically, in July  2013, Company assigned and modified the terms of its related party loans of $390,339 and amended to allow for the conversion of principal and accrued interest into shares of common stock of the Company at a conversion price of $0.005 per share. The errors related to accounting for beneficial conversion feature of convertible debt. These corrections pertain to the recognition of the beneficial conversion feature and the resulting impact on additional paid-in capital and interest expense.
 The following tables summarize the effects of the adjustments on the consolidated balance sheet items, statements of operations and statements of cash flows for the period ended September 30, 2013.

Accordingly, the Company’s balance sheet at September 30, 2013 and for the three and nine months ended September 30, 2013, the statement of operation has been restated herein. There was no effect on cash flow on net cash used in operating activities, investing activities and financing activities. The effect of correcting this error in the Company’s financial statements at September 30, 2013 and for the three and nine months ended September 30, 2013 are shown in the table as follows:

Balance Sheet data	September 30, 2013 (unaudited)
	As previously reported	Adjustments to Restate		Restated
Total Assets	$-	$-		$-

Total Liabilities	$520,144	$-		$520,144

Stockholders’ Deficit:
Preferred stock – par value $0.001; 100,000,000 shares authorized; no shares issued and outstanding	-	-		-
Common stock - par value $0.001; 500,000,000 shares authorized; 18,781,000 shares issued and outstanding	18,781	-		18,781
Additional paid-in capital	1,784,784	390,339	(a)	2,175,123
Accumulated deficit	(2,323,709)	(390,339)	(a)	(2,714,048)
Total stockholders’ deficit	(520,144)	-		(520,144)
Total liabilities and stockholders’ deficit	$-	$-		$-

(a)	To properly record the immediate amortization of beneficial conversion feature of $390,339 since note was due and immediately payable.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Statement of operations	For the Three Months Ended September 30, 2013 (Unaudited)				For the Nine Months Ended September 30, 2013 (Unaudited)
	As previously reported	Adjustments to Restate		Restated	As previously reported	Adjustments to Restate		Restated

Loss from operations	$26,490	$-		$26,490	$64,808	$-		$64,808
Other expenses	153	390,339	(a)	390,492	16,633	390,339	(a)	406,972
Net loss	$26,643	$390,339	(a)	$416,982	$81,441	$390,339	(a)	$471,780

(a) To properly record the immediate amortization of beneficial conversion feature of $390,339 since note was due and immediately payable.

NOTE 6 – SUBSEQUENT EVENTS

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

Mike Jamison, Director

Mr. Jamison has spent 30 years in the entertainment business beginning with  being on air talent for eight radio stations starting at the tender age of 15. In recent years he has been the founder and President of Lexium Entertainment & Talent Agency in Atlanta, GA. Lexium is a full service entertainment and booking agency while also providing management services to various musical artists.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Basis of presentation and going concern uncertainty

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At September 30, 2013, the Company has an accumulated deficit of $2,714,048, and for the nine months ended September 30, 2013, incurred net losses of $471,780. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore  these matters raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

For the three month periods ended September 30, 2013 and 2012, the Company had other expenses totaling $390,492 compared to $8,597, respectively; an increase of $381,895. This increase is a direct result of the Company assigning and modifying the terms of its related party loans of $390,339 and amended to allow for the conversion of principal and accrued interest into shares of common stock of the Company at a conversion price of $0.005 per share, which lead to beneficial conversion feature of $390,339 which was amortized and charged to operations immediately.

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

For the nine month periods ended September 30, 2013 and 2012, the Company had other expenses totaling $406,972 compared to $22,634, respectively; an increase of $384,338. This increase is a direct result of the Company assigning and modifying the terms of its related party loans of $390,339 and amended to allow for the conversion of principal and accrued interest into shares of common stock of the Company at a conversion price of $0.005 per share, which lead to beneficial conversion feature of $390,339 which was amortized and charged to operations immediately.

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

On April 3, 2014, Frontier Beverage Company, Inc. (the “Company”) determined that there were accounting errors in its financial statements during the third quarter ended September 30, 2013. The errors related to accounting for beneficial conversion feature of convertible debt. Specifically, in July 2013 the Company assigned and modified the terms of its related party loans by including conversion terms which resulted in a beneficial conversion feature amounting to $390,339. These corrections pertain to the recognition of the beneficial conversion feature and the resulting impact on additional paid-in capital and interest expense. The restatement increased the Company’s previously reported net loss for the three and nine months ended September 30, 2013 from $26,643 and $81,441 to $416,982 and $471,780, respectively. As a result, the Company has concluded that those previously issued financial statements should no longer be relied upon.

Management is continuing to assess the Company’s internal control over financial reporting and its disclosure controls and procedures, and expects to report material weakness in its internal control over financial reporting through the present time, due to its failure to properly account for the debt and equity transactions. Management will fully report its conclusion on internal control over financial reporting and disclosure controls and procedures upon completion of the restatement process.

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

April 17, 2014	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Michael Jamison

President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)