Form 10-Q
period 2014-03-31
Frontier Beverage Company, Inc
filed 2014-05-16
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FRONTIER BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Division St., Carson City, NV 89701	10010
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of the Registrant’s Common Stock as of May 14, 2014 was 225,081,000.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEET

March 31,
2014
(unaudited)
ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Convertible notes payable, net of debt discount of $9,302	$241,037
Loans payable	22,675
Accounts payable	65,807
Accrued compensation - related parties	43,000
Derivative liabilities	456,519
Total current liabilities	829,038

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 100,000,000 shares authorized;
Series A convertible prferred shares - par value $0.001; 10,000 shares designated
10,000 shares issued and outstanding	10
Common stock - par value $0.001; 500,000,000 shares authorized;
217,081,000 shares issued and outstanding	217,081
Additional paid-in capital	173,531
Accumulated deficit	(1,219,660)
Total stockholders' deficit	(829,038)

Total liabilities and stockholders' deficit	$-

The accompanying footnotes are an integral part of these condensed unaudited consolidated financial statements.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

For the period from January 13, 2014 (date of inception) through March 31, 2014

Revenues, net	$-

Cost of goods sold	-

Gross profit	-
Operating expenses
Selling, general and administrative	87,667

Total operating expenses	87,667

Loss from operations	(87,667)
Other income (expenses)
Gain on change in fair value of derivative liabilitiy	236,899
Debt settlement loss	(79,230)
Interest expense	(7,935)
Total other income (expense)	149,734

Income before taxes	62,067
Provision for income taxes	-

Net income	$62,067

Earnings per share, basic	$0.00
Loss per share, diluted	$(0.00)
Weighted average number of shares outstanding,
basic	147,397,668
Weighted average number of shares outstanding,
diluted	339,966,130

The accompanying footnotes are an integral part of these condensed unaudited consolidated financial statements.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

For the period from January 13, 2014 (date of inception) through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,067
Adjustments to reconcile net income to net cash used in
operating activities:
Gain on change in fair value of derivative liability	(236,899)
Non-cash interest	7,785
Stock issued for services	50,600
Loss on settlement of debt	79,230
Changes in operating assets and liabilities:
Accounts payable	(1,198)
Accrued expenses and other current liabilities	28,415

Net cash flows used in operating activities	(10,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	10,000

Net cash flows provided by financing activities	10,000

Increase in cash	-
Cash, beginning of period	-
Cash, end of period	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-

Income taxes paid	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares issues for settlement of payables	$129,001
Shares issues for reserve in escrow for convertible notes payable	$15,000
Recapitalization effect	$1,281,727

The accompanying footnotes are an integral part of these condensed unaudited consolidated financial statements.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements have adjustments related to the accounting for a reverse acquisition completed on February 3, 2014. The acquired company did not exist at the end of this three month period in 2013 and therefore, no comparative data is reflected for the period ending March 31, 2013 or at the audit period ending December 31, 2013. For the Company Frontier Beverage Company, Inc. (the “Company”),  all adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month period ended March 31, 2014.  It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2013 included in our Form 10-K filed with the Securities Exchange Commission on April 16, 2014.  Operating results for the period from January 13, 2014 (date of inception) through ended March 31, 2014 are not necessarily indicative of the results that can be expected for the period from January 13, 2014 (date of inception) through December 31, 2014.

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2014, the Company has an accumulated deficit of $1,219,660 and has incurred net income of $62,067.  The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Change of Control

On July 1, 2013, an unrelated third party acquired an aggregate of 15,978,000 shares of Common Stock of the Company constituting approximately 85% of the Company’s issued and outstanding Common Stock.

On October 9, 2013, the Company entered into share exchange agreement to acquire 100% of the issued and outstanding share capital with Gallant Acquisition Corp. (GAC) the 100% owner of all of the issued and outstanding share capital of 22 Social Club Productions (22 SCP) and its subsidiaries, Blue 22 Entertainment and Appquest, Inc. for 140,000,000 common shares of the Company and 5,000,000 shares of common stock of the Company to Appquest, Inc. Effectively, GAC held 89% of the issued and outstanding common shares of the Company and the transaction has been accounted for as a reverse merger, where 22 SCP is deemed to be the acquirer and the surviving entity for accounting purposes.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

On December 31, 2013, the Company sold 30% shares of 22 Social Club Productions, Inc. to GAC, a related party in return of 100,000,000 restricted common shares from the share exchange agreement entered into on October 9, 2013. GAC held 30% of the outstanding common shares after this transaction.

On February 3, 2014, the Company entered into a stock purchase agreement receiving 90% of Dance Broadcast Systems, Inc. from Vinyl Groove Productions, Inc., and issuing 10,000 Series A Preferred shares with a voting privilege of 66.67% of all outstanding shares regardless of the number of common shares outstanding, to Vinyl Groove Productions, Inc. The transaction has been accounted for as a reverse merger where Dance Broadcast Systems, Inc. is deemed to be the acquirer and the surviving entity for accounting purposes.

The transaction is accounted for using the purchase method of accounting. As a result of the recapitalization and change in control, Dance Broadcast Systems, Inc. is the acquiring entity in accordance with ASC 805, Business Combinations. Accordingly, the historical financial statements are those of Dance Broadcast Systems, Inc., the accounting acquirer, immediately following the consummation of the reverse merger. Dance Broadcast Systems, Inc. was incorporated on January 13, 2014.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, accrued compensation and accrued expenses. As of March 31, 2014, the Company has determined that the only asset or liability measured at fair value is the derivative instrument related to an anti-dilution provision contained in Convertible Notes and valued using level 3 inputs.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2014.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument.”

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

NOTE 2 – STOCKHOLDERS DEFICIT

The Company is authorized to issue up to 500,000,000 shares of common stock at $0.001 par value per share ("Common Stock") and 100,000,000 shares of preferred stock at $0.001 par value per share (“Preferred Stock”).  As of March 31, 2014, the Company had 217,081,000 shares of Common Stock and 10,000 shares of Series A Convertible Preferred Stock  issued and outstanding.  Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock.  We have not agreed to register any of our stock.  We do not currently have in effect an employee stock option plan.

Holders of Series A Convertible Preferred Stock are entitled to 66.67% of the voting rights of the Company regardless of the number of common shares outstanding. These shares are eligible to receive dividends or other distributions when and if declared by the Company’s Board of Directors.

In February 2014, the Company issued 8,250,000 restricted common shares for services with a value of $31,600.

In March 2014, the Company issued 15,000,000 restricted common shares as escrow for a loan.

In March 2014, the Company issued 30,300,000 restricted common shares for the settlement of $40,000 of payables and recorded a loss on the settlement of debt of $60,430 during the period fom January 13, 2014 (date of inception) through March 31, 2014.

In March 2014, the Company issued 5,000,000 restricted common shares for services with a value of $19,000.

In March 2014, the company issued 1,000,000 restricted common sharesvalued at $4,100  for payment of accounts payable of $1,500 and recorded a loss on the settlement of debt of $2,600 during the period fom January 13, 2014 (date of inception) through March 31, 2014.

Additional shares were issued and are discussed in Note 3 – RELATED PARTIES.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3 – RELATED PARTIES

During the three months ended March 31, 2014, the Company received no funds from related parties.

In March 2014, the Company issued to officers and directors, and a prior officer  a total of 25,750,000 restricted common shares valued ar $103,700 for the settlement of $87,500 of accrued wages and a loss on debt settlement of $16,200.

Mr. Coogan, an officer of the Company,  waived any other salary or accruals for this quarter with the receipt of  shares.  His balance is $43,000.

Mr. Bailey, a former officer and director received an excess of value for his shares for which the Company took the charge above and his balance is $0.

Mr. Jamison, a officer of the Company,  received shares for his services with Frontier and his wage accruals from 22 Social Club, Inc. His balance with Frontier Beverage Company , Inc. is $0.
NOTE4 – CONVERTIBLE NOTES PAYABLE

At March 31, 2014 convertible notes payable consisted of the following:

March 31, 2014
Convertible notes payable	$250,339
Unamortized debt discount	(9,302)
Total	$241,037

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

The fair value of the described embedded derivative of $439,676 at March 31, 2014 was determined using the Black Scholes Model with the following assumptions:

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

Dividend yield:	-0-%
Expected volatility	313%
Risk free rate:	0.05%

At March 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $236,655 for the period from January 13, 2014 (date of inception) through ended March 31, 2014.

Note issued on March 10, 2014:

On March 10, 2014, the a convertible note agreement was entered into for a total of $50,000 due on January 5, 2015 with an interest of 8% per annum and a draw against that note was received of $10,000. The agreement allows conversion into shares of common stock at 50% discount to the average of the three lowest intraday trading prices during the 15 days prior to conversion date.

The Company identified embedded derivatives related to the amended Convertible Promissory Note entered into on March 10, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $17,807 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	274%
Risk free rate:	0.12%

The initial fair value of the embedded debt derivative of $17,807 was allocated as a debt discount up to the proceeds of the note ($10,000) with remained ($7,807) charged to operations during the period ended March 31, 2014 as interest expense.

During the period ended March 31, 2014, the Company amortized debt discount of $698 to current period operations as an interest expense.

The fair value of the described embedded derivative of $16,843 at March 31, 2014 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Expected volatility	273%
Risk free rate:	0.13%

At March 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $244 for the period from January 31, 2014 (date of inception) through ended March 31, 2014.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2014:

		Fair Value Measurements at March 31, 2014 using:
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$456,519	-	-	$456,519

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2014:

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

Debt Derivative Liability
Balance, at inception	$-
Balance of debt derivatives at note issuances in Frontier pre-merger	676,331
Initial fair value of debt derivatives at note issuances	17,087
Mark-to-market at March 31, 2014
-Embedded debt derivatives	(236,899)
Balance, March 31, 2014	$456,519

Net gain for the period included in earnings relating to the liabilities held at March 31, 2014	$236,899

Level 3 Liabilities are comprised of bifurcated convertible debt features on convertible notes.

NOTE 6– SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued, and did not have any material recognizable subsequent events, other than the following:

On April 28, 2014, the Company issued 8,000,000 restricted common shares for services with a value of $17,600.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

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

Overview

Frontier Beverage Company, Inc. is primarily engaged in the entertainment business with two subsidiaries partially owned, 22 Social Club Productions, Inc. (70%) and Dance Broadcast Systems, Inc.(90%) accounted for as reverse acquisition in 2013 and 2014, respectively. We still have the formulas and marketing capability for the beverage products and intend to distribute them through third party representation.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2014, the Company has an accumulated deficit of $1,219,660 and has incurred net income of $62,067. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore  these matters raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2014.

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

On February 3, 2014, the Company entered into a stock purchase agreement receiving 90% of Dance Broadcast Systems, Inc. from Vinyl Groove Productions, Inc., and issuing 10,000 Series A Preferred shares with a voting privilege of 66.67% of all outstanding shares regardless of the number of common shares outstanding, to Vinyl Groove Productions, Inc. The transaction has been accounted for as a reverse merger where Dance Broadcast Systems, Inc. is deemed to be the acquirer and the surviving entity for accounting purposes.

The transaction is accounted for using the purchase method of accounting. As a result of the recapitalization and change in control, Dance Broadcast Systems, Inc. is the acquiring entity in accordance with ASC 805, Business Combinations. Accordingly, the historical financial statements are those of Dance Broadcast Systems, Inc., the accounting acquirer, immediately following the consummation of the reverse merger. Dance Broadcast Systems, Inc. was incorporated on January 13, 2014.

Liquidity and Capital Resources

We began current operations in February 2014 and have yet to attain a level of operations which allows us to meet our current overhead requirements.  We do not contemplate attaining profitable operations prior to 2015 and there is no assurance that such an operating level will ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of March 31, 2014, the Company’s cash balance was $0.  Outstanding debt as of March 31, 2014 totaled $273,014, all of which is attributable to loans. The Company’s working capital deficit as of March 31, 2014 was $829,038.

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

Results of Operations

For The Period From January 13, 2014 (date of inception) through March 31, 2014

For the period from January 13, 2014 (date of inception) through March 31, 2014, the Company’s revenue totaled $0, for which its respective cost of revenues totaled $0.

During the from January 13, 2014 (date of inception)  through March 31, 2014, the Company reported no sales of its beverage products or from its concert promotion.

For the from January 13, 2014 (date of inception) through March 31, 2014, the Company had operating expenses totaling $87,667. These costs were primarily from $69,600 of consulting fees and $18,000 in accrued wages.

For the from January 13, 2014 (date of inception) through March 31, 2014, the Company had other income totaling $149,734 consisting of gain on change in fair value of derivative liability of $236,899 offset with debt settlement loss of $79,230 and interest expense of $7,935.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Inflation

The Company believes that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on the unaudited condensed consolidated financial statements or notes thereto.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), Michael Jamison, the Company's President and Principal Executive Officer  and Treasurer and Principal Accounting Officer ("CFO") (the Company’s principal financial and accounting officer), initially evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that initial evaluation, Mr. Jamison concluded, upon consultation with prior management, that the Company’s disclosure controls and procedures were not effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

During the three ended March 31, 2014, there were no changes in our internal control over financial reporting that occurred during 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the nine months ended March 31, 2014.

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

May 16, 2014	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Michael Jamison

President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)