Form 10-Q
period 2014-06-30
Frontier Beverage Company, Inc
filed 2014-09-02
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FRONTIER BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Division St., Carson City, NV 89701	10010
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of the Registrant’s Common Stock as of September 2, 2014 was 383,692,111.

FRONTIER BEVERAGE COMPANY, INC.
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item. 1	Financial Statements

	Condensed Balance Sheets as of June 30, 2014 (Unaudited)	3

	Condensed Statements of Operations for the three months ended June 30, 2014 and for the period of January 13, 2014 (date of inception) through June 30, 2014 (Unaudited)	4

	Condensed Statements of Cash Flows for the period of January 13, 2014 (date of inception) through June 30, 2014 (Unaudited)	5

	Notes to the Unaudited Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	18

Item 4.	Controls and Procedures	18

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEETS

June 30, 2014
(unaudited)
ASSETS
Current Assets:
Cash	$5,135

Total assets	$5,135

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Convertible notes payable, net of debt discount of $98,415	$262,768
Loans payable	22,675
Accounts payable	7,681
Derivative liabilities	634,938
Total current liabilities	928,062

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 100,000,000 shares authorized;
10,000 Series A convertible preferred shares designated, 10,000 shares issued and outstanding	10
Common stock - par value $0.001; 500,000,000 shares authorized;
270,081,000 shares issued and outstanding	270,081
Additional paid-in capital	370,573
Accumulated deficit	(1,563,591)
Total stockholders' deficit	(922,927)

Total liabilities and stockholders' deficit	$5,135

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

		For the period from
		January 13, 2014
		(date of inception)
	Three Months Ended	through
	June 30, 2014	June 30, 2014

Revenues, net	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
Selling, general and administrative	116,397	204,064
Bad debt expense	100,613	100,613
Total operating expenses	217,010	200,451

Loss from operations	(217,010)	(304,677)

Other income (expenses)
Gain (loss) on debt settlement	19,454	(59,776)
Gain in fair value of derivative liability	34,260	271,158
Loss on conversion of debt	(395)	(395)
Interest expense	(180,240)	(188,174)
Total other income (expense)	(126,921)	22,813

Loss before taxes	(343,931)	(281,864)
Provision for income taxes	-	-

Net loss	$(343,931)	$(281,864)

Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding,
basic and diluted	227,663,418	187,752,271

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

For the period from
January 13,2014
(date of inception)
through
June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(281,864)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount	54,929
Bad debt expense	100,613
Gain on change in fair value of derivative liability	(271,159)
Non-cash interest	147,586
Loss on debt settlement	59,776
Loss on conversion of debt	395
Stock for services	61,700
Changes in operating assets and liabilities:
Accounts payable	73,803
Accrued expenses and other current liabilities	9,356

Net cash flows used in operating activities	(44,865)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	50,000

Net cash flows provided by financing activities	50,000

Increase in cash	5,135
Cash, beginning of period	-
Cash, end of period	$5,135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for settlement of payables	$129,001
Shares issued for reserve on convertible note	$15,000
Recapitalization effect	$1,218,727
Shares issued for conversion of notes payables	$89,500
Convertible notes payable issud for settlement of payables	$103,344
Sale of subsidiary	$143,942
Services to be received as consideration for sale of subsidiary	$10,000
Extinguishment of derivative liabilty	$52,105
Derivative liability at inception	$281,871

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements have adjustments related to the accounting for a reverse acquisition completed on February 3, 2014. The acquired company did not exist at the end of this three and six month period in 2013 and therefore, no comparative data is reflected for the period ending June 30, 2013 or at the audit period ending December 31, 2013. For the Company, Frontier Beverage Company, Inc. (the “Company”),  all adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three and six month period ended June 30, 2014.  It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2013 included in our Form 10-K filed with the Securities Exchange Commission on April 16, 2014.  Operating results for the period from January 13, 2014 (date of inception) through ended June 30, 2014 are not necessarily indicative of the results that can be expected for the period from January 13, 2014 (date of inception) through December 31, 2014.

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2014, the Company has an accumulated deficit of $1,563,591 and has incurred net loss of $281,864 from continuing operations for the period from January 13, 2014 (date of inception) through June 30, 2014.  The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

As of June 30, 2014 the entertainment subsidiaries have been sold (Refer to Note 6).

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, accrued compensation and accrued expenses. As of June 30, 2014, the Company has determined that the only asset or liability measured at fair value is the derivative instrument related to an anti-dilution provision contained in Convertible Notes and valued using level 3 inputs.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2014.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

NOTE 2 – STOCKHOLDERS' DEFICIT

The Company is authorized to issue up to 500,000,000 shares of common stock at $0.001 par value per share ("Common Stock") and 100,000,000 shares of preferred stock at $0.001 par value per share (“Preferred Stock”).  As of June 30, 2014, the Company had 270,081,000 shares of Common Stock and 10,000 shares of Series A Convertible Preferred Stock  issued and outstanding.  Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock.  We have not agreed to register any of our stock.  We do not currently have in effect an employee stock option plan.

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

In March 2014, the Company issued 15,000,000 restricted common shares with a value of $0 as escrow for a loan.

In March 2014, the Company issued 30,300,000 restricted common shares for the conversion of $40,000 of debt and a loss on the settlement of $60,430 during the period from January 13, 2014 (date of inception) through June 30, 2014.

In March 2014, the Company issued 5,000,000 restricted common shares for services with a value of $19,000.

In March 2014, the Company issued 1,000,000 restricted common shares for payment of accounts payable of $1,500 and a loss on the settlement of debt of $2,600 during the period from January 13, 2014 (date of inception) through June 30, 2014.

In May 2014, the Company issued 8,000,000 restricted common shares for services valued at $ 17,600.

In June 2014, the Company issued 40,000,000 common shares for the conversion of $32,500 in debt vaued at $89,500.

Additional shares were issued and are discussed in Note 3 – RELATED PARTIES.

NOTE 3 – RELATED PARTY TRANSCATIONS AND SHAREHOLDER RECEIVABLE

During the period from January 13, 2014 (date of inception) through June 30, 2014, the Company received no funds from related parties.

In March 2014, the Company issued to officers and directors,  and a prior officer  a total of 25,750,000 restricted common shares for the settlement of $87,500 of accrued wages and a loss on debt settlement of $16,200 during the period from January 13, 2014 (date of inception) through June 30, 2014.

As of June 30, 2014 the Company sold its entertainment subsidiaries to a shareholder of the Company which included a liability payable to the Company amounting to $100,613 (which represented a receivable on the Company's balance sheet).  Due to the uncertainty of the collectibility of the receivable the Company reserved the amount in full (See Note 6).

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

Mr. Coogan waived any other salary or accruals for this quarter with the receipt of  shares. The balance owed of $43,000 in the books of the subsidiary was written-off and recorded as a capital contribution and credited to additional paid-in capital as of June 30, 2014.  (See Note 6).

Mr. Bailey, a former officer and director received an excess of value for his shares for which the Company took the charge above and his balance is $0.

Mr. Jamison received shares for his services with Frontier and a portion of his wage accruals from 22 Social Club, Inc. His accreued wage balance with Frontier Beverage Company , Inc. is $0.

On June 30, 2014, the Company issued 5,000,000 restricted common shares valued at $12,500 as salary to Mr. Coogan.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At June 30, 2014 convertible notes payable consisted of the following:

June 30, 2014
Convertible notes payable	$361,183
Unamortized debt discount	(98,415)
Total	$262,768

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

The initial fair value of the embedded debt derivative of $240,339 was allocated with accumulated deficit as part of recapitalization effect.

The fair value of the described embedded derivative of $432,297 at June 30, 2014 was determined using the Black Scholes Model with the following assumptions:

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

Dividend yield:	-0-%
Expected volatility	298%
Risk free rate:	0.04%

At June 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $7,379 for the three months ended June 30, 2014 and $236,655 for the period from January 13, 2014 (date of inception) through June 30, 2014.

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

The Company identified embedded derivatives related to the amended Convertible Promissory Note entered into on March 10, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $96,496 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	274%-275%
Risk free rate:	0.05%-0.12%

The initial fair value of the embedded debt derivative of $96,856 was allocated as a debt discount up to the proceeds of the note ($50,000) with remained ($46,496) charged to operations during the period from January 13, 2014 (date of inception) through June 30, 2014 as interest expense.

During the three months ended June 30, 2014 and for the period from January 13, 2014 (date of inception) through June 30, 2014, the Company amortized debt discount of $7,545 and $8,243 to current period operations as an interest expense, respectively.

The fair value of the described embedded derivative of $89,082 at June 30, 2014 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Expected volatility	298%
Risk free rate:	0.07%

At June 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $7,170 for the three months ended June 30, 2014 and $7,414 for the period from January 13, 2014 (date of inception) through ended June 30, 2014.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

Debt settlement on June 4, 2014:

On June 4, 2014, the convertible note agreement was entered into for a total of $103,344 due on December 2, 2014 with an interest of 0% per annum in settlement of accounts payable and accrued expenses. The agreement allows conversion into shares of common stock at 50% discount to the lowest intraday trading prices during the 15 days prior to conversion date. Part of $103,334 convertible note s payable consisted of $31,160 after recording a gain on settlement of debt of $19,454 during the three months ended June 30, 2014 and for the period from January 13, 2014 (date of inception) through June 30, 2014 as per settlement agreement reached with a creditor reducing the debt from $50,614 to $31,160.

The Company identified embedded derivatives related to the amended Convertible Promissory Note entered into on June 4, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $186,093 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	210%
Risk free rate:	0.05%

The initial fair value of the embedded debt derivative of $186,093 was allocated as a debt discount up to the proceeds of the note ($103,344) with remained ($82,729) charged to operations during the period from January 13, 2014 (date of inception) through June 30, 2014 as interest expense.

During the three months ended June 30, 2014 and for the period from January 13, 2014 (date of inception) through June 30, 2014, the Company amortized debt discount of $46,686 to current period operations as an interest expense.

During June 2014 $32,500 principal was converted into 40,000,000 shares of common stock, with a value of $89,500. The Company recorded a loss on conversion of $395 for three months ended June 30, 2014 and for the period from January 13, 2014 (date of inception) through June 30, 2014.

The fair value of the described embedded derivative of $165,684 at June 30, 2014 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Expected volatility	170%
Risk free rate:	0.05%

At June 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $20,409 for the three months ended June 30, 2014 and for period from January 13, 2014 (date of inception) through ended June 30, 2014.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2014:

		Fair Value Measurements at June 30, 2014 using:
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$634,938	$-	$-	$634,938

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2014:

Debt Derivative Liability
Balance, at inception	$-
Balance of debt derivatives at note issuances in Frontier pre-merger	676,331
Initial fair value of debt derivatives at note issuances	281,871
Extinguished derivative liability	(52,105)
Mark-to-market at June 30, 2014
-Embedded debt derivatives	(271,159)
Balance, June 30, 2014	$634,938

Net gain for the period included in earnings relating to the liabilities held at June 30, 2014	$271,159

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

Level 3 Liabilities are comprised of bifurcated convertible debt features on convertible notes.

NOTE 6- SALE OF SUBSIDIARIES

In May 2014 the Company sold its 51% stake in Blue 22 Entertainment for the receipt of 50 million common shares of NX Global, Inc. stock. Because the stock received does not have a current filing on Pink Sheets no value has been placed on the stock and no gain or loss has been recognized.

All remaining entertainment subsidiaries were sold on June 24, 2014. The Company does not retain any rights nor any liabilities of the disposed of subsidiaries. required.

In accordance with ASC subtopic 845-10 a parent shall account for the deconsolidation of a subsidiary or derecognition of a group of assets specified in ASC 810-10-40-3A by recognizing a gain or loss in net income attributable to the parent, measured as the difference between the carrying amount of the former subsidiaries' asset and liabilities.  As of the date of the sale of the subsidiaries' balance sheet consisted of $143,942 of liabilities due to related parties, $100,613 of which was owed to the parent.  Accordingly, the Company recorded this transaction in additional paid in capital instead  as a gain due to the liabilities being associated with related parties.

As of June 30, 2014 the Company had an intercompany receivable balance of $100,613 due from the subsidiaries.  Due to the uncertainty of the collectibility of the receivable, the Company determined that it should be fully reserved until negotiations related to payment terms are finalized with the acquirer.

The consideration to be received for the sale of the subsidiaries consisted of  consulting services that will expire in August 2014 valued at $10,000.

NOTE 7– SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the unaudited condensed financial statements were available to be issued, and did not have any material recognizable subsequent events, other than the following:

In July and August 2014 the Company issued a total of 113,611,111 common shares for the conversion of debt in the amount of $54,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as with our unaudited condensed financial statements and the notes thereto included elsewhere herein.

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

In May 2014 the company sold its 51% stake in Blue 22 Entertainment for the receipt of 50 million common shares of NX Global, Inc. stock. Because the stock received does not have a current filing on Pink Sheets no value has been placed on the stock and no gain or loss has been recognized.

All remaining entertainment subsidiaries were sold on June 24, 2014. The company does not retain any rights nor any liabilities of the disposed of subsidiaries.

In accordance with ASC subtopic 845-10 a parent shall account for the deconsolidation of a subsidiary or derecognition of a group of assets specified in ASC 810-10-40-3A by recognizing a gain or loss in net income attributable to the parent, measured as the difference between the carrying amount of the former subsidiaries' asset and liabilities.  As of the date of the sale of the subsidiaries' balance sheet consisted of $143,942 of liabilities due to related parties, $100,613 of which was owed to the parent.  Accordingly, the Company recorded this transaction in additional paid in capital instead  as a gain due to the liabilities being associated with related parties.

As of June 30, 2014 the Company had an intercompany receivable balance of $100,613 due from the subsidiaries.  Due to the uncertainty of the collectibility of the receivable, the Company determined that it should be fully reserved until negotiations related to payment terms are finalized with the acquirer.

The consideration to be received for the sale of the subsidiaries consisted of  consulting services that will expire in August 2014 valued at $10,000.

In June 2014 the Company entered into an agreement to be the distributor at retail of a oil emulsification product used to separate oil from various waste streams produced from oil wells, and oil storage or shipping. We will issue the 5,000 preferred shares when available after filing a designation which will be earned upon issuance.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2014, the Company has an accumulated deficit of $1,563,591 and has incurred net loss of $281,864 from continuing operations for the period from January 13, 2014 (date of inception) through June 30, 2014. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore  these matters raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

As of June 30, 2014 the entertainment subsidiaries were sold for a value of $10,000 in exchange for the consulting services.

A settlement agreement was reached with a creditor reducing the debt from $50,614 resulting in a gain on settlement of debt of $19,454 during the three months ended June 30, 2014 and for the period from January 13, 2014 (date of inception) through June 30, 2014. The debtor has been paid in full.

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

As of June 30, 2014, the Company’s cash balance was $5,135.  Outstanding debt as of June 30, 2014 totaled $383,858 all of which is attributable to loans. The Company’s working capital deficit as of June 30, 2014 was $922,927.

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

Results of Operations

For the period from January 13, 2014 (date of inception) through June 30, 2014, the Company’s revenue totaled $0, for which its respective cost of revenues totaled $0.

During the period from January 13, 2014 (date of inception)  through June 30, 2014, the Company reported no sales of its beverage products or from its concert promotion.

For the period from January 13, 2014 (date of inception) through June 30, 2014, the Company had operating expenses totaling $304,677.  These costs were primarily from $141,200 of consulting fees, $100,613 in bad debt expense and $33,500 in wages.

The Company settled several debts incurring losses of $59,776 and a loss of $395 for the conversion of debt.  The Company also recognized a gain on the fair value of derivatives of $271,158 related to its convertible notes payable.  Recognition of $188,174 of interest expense also incurred.

For The Period From January 13, 2014 (date of inception) through June 30, 2014

For the three months ended June 30, 2014, the Company reported no sales.  Operating expenses were $217,010 consisting primarily of $71,600 in consulting fees, $9,500 in wages, $100,613 in bad debt expense and $13,300 in accounting and professional fees.

The Company settled several debts incurring gains of $19,454 and a loss of $395 for the conversion of debt.  The Company also recognized a gain on the fair value of derivatives of $13,260 related to its convertible notes payable.  Recognition of $180,240 of interest expense also incurred.

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

Based upon that initial evaluation, Mr. Jamison concluded, upon consultation with prior management, that the Company’s disclosure controls and procedures were not effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

During the three ended June 30, 2014, there were no changes in our internal control over financial reporting that occurred during 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the period from January 13, 2014 (date of inception) through June 30, 2014.

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

September 2, 2014	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ William Coogan

President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)