Form 10-Q/A
period 2014-06-30
Frontier Beverage Company, Inc
filed 2014-09-04
CIK 1311735

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

Explanatory Note

Frontier Beverage Company , Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 2, 2014 (the “Original Filing Date”), solely to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.      Exhibits

Exhibit Number	Description
31.1+	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Extension Schema Document
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB +	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 4, 2014	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ William Coogan

President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)