Form 10-Q
period 2014-09-30
Frontier Beverage Company, Inc
filed 2014-11-14
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FRONTIER BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Wyoming	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 Central Ave, Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of the Registrant’s Common Stock as of November 10, 2014 was 1,914,414,911

FRONTIER BEVERAGE COMPANY, INC.
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item. 1	Financial Statements

	Condensed Balance Sheets as of September 30, 2014 (Unaudited)	3

	Condensed Statements of Operations for the three months ended September 30, 2014 and for the period of January 13, 2014 (date of inception) through September 30, 2014 (Unaudited)	4

	Condensed Statements of Cash Flows for the period of January 13, 2014 (date of inception) through September 30, 2014 (Unaudited)	5

	Notes to the Unaudited Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	21

Item 4.	Controls and Procedures	21

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED BALANCE SHEET

September 30, 2014
(unaudited)
ASSETS
Current Assets:
Cash	$-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Convertible notes payable, net of debt discount of $41,757	$196,944
Loans payable	22,675
Accounts payable	28,155
Derivative liabilities	967,301
Total current liabilities	1,215,075

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized;
10,000 Series A convertible preferred shares designated, 10,000 shares issued and outstanding	10
Common stock - par value $0.001; 1,970,000,000 shares authorized;
741,392,111 shares issued and outstanding	741,392
Additional paid-in capital	204,490
Accumulated deficit	(2,160,967)
Total stockholders' deficit	(1,215,075)

Total liabilities and stockholders' deficit	$-

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED

		For the period
		from
		January 13, 2014
		(date of inception)
	Three Months Ended	through
	September 30, 2014	September 30, 2014

Revenues, net	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating Expenses

Selling, general and administartive	21,016	225,080
Bad debt expense	-	100,613

Total operating expenses	21,016	325,693

Loss from operations	(21,016)	(325,693)

Other income (expenses)
Loss on debt settlement	-	(59,776)
Loss in fair value of derivative liability	(561,296)	(290,137)
Gain on conversion of debt	46,187	45,792
Interest expense	(61,251)	(249,426)
Total other expense	(576,360)	(553,547)

Loss before taxes	(597,376)	(879,240)
Provision for income taxes	-	-

Net loss	$(597,376)	$(879,240)

Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding,
basic	402,284,382	260,048,806

Weighted average number of shares outstanding,
diluted	402,284,382	260,048,806

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FRONTIER BEVERAGE COMPANY, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

January 13, 2014
(date of inception)
through
September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(879,240)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount	111,587
Bad debt expense	100,613
Gain on change in fair value of derivative liability	290,138
Non-cash interest	147,586
Loss on debt settlement	59,776
Gain on conversion of debt	(45,792)
Stock for services	61,700
Changes in operating assets and liabilities:
Accounts payable	94,276
Accrued expenses and other current liabilities	9,356

Net cash flows used in operating activities	(50,000)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	50,000

Net cash flows provided by financing activities	50,000

Increase (Decrease) in cash	-
Cash, beginning of period	-
Cash, end of period	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES

Shares issued for settlement of payables	$129,001
Shares issued for reserve on convertible note	$15,000
Recapitalization effect	$1,218,727
Shares issued for conversion of notes payable	$420,566
Convertible notes payable issued for settlement of payables	$103,344
Sale of subsidiary	$143,942
Services to be received as consideration for sale of subsidiary	$10,000
Extinguishment of derivative liability	$260,689
Derivative liability at inception	$281,871

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP").  These interim financial statements have adjustments related to the accounting for a reverse acquisition completed on February 3, 2014. The acquired company did not exist at the end of this three and nine month period in 2013 and therefore, no comparative data is reflected for the period ending September 30, 2013 or at the audit period ending December 31, 2013. For the Company, Frontier Beverage Company, Inc. (the “Company”),  all adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three and nine month period ended September 30, 2014.  It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2013 included in our Form 10-K filed with the Securities Exchange Commission on April 16, 2014.  Operating results for the period from January 13, 2014 (date of inception) through ended September 30, 2014 are not necessarily indicative of the results that can be expected for the period from January 13, 2014 (date of inception) through December 31, 2014.

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At September 30, 2014, the Company has an accumulated deficit of $2,160,967 and has incurred net loss of $879,240 from continuing operations for the period from January 13, 2014 (date of inception) through September 30, 2014.  The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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
September 30, 2014

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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
September 30, 2014

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, accrued compensation and accrued expenses. As of September 30, 2014, the Company has determined that the only asset or liability measured at fair value is the derivative instrument related to an anti-dilution provision contained in Convertible Notes and valued using level 3 inputs.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2014.

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
September 30, 2014

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – STOCKHOLDERS DEFICIT

The Company is authorized to issue up to 1,970,000,000 shares of common stock at $0.001 par value per share ("Common Stock") and 20,000,000 shares of preferred stock at $0.001 par value per share (“Preferred Stock”).  As of September 30, 2014, the Company had 741,392,111 shares of Common Stock and 10,000 shares of Series A Convertible Preferred Stock  issued and outstanding.  Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.  None of our Common Stock is subject to outstanding options or rights to purchase, nor do we have any issued and outstanding securities that are convertible into our Common Stock.  We have not agreed to register any of our stock.  We do not currently have in effect an employee stock option plan.

Holders of Series A Convertible Preferred Stock are entitled to 66.67% of the voting rights of the Company regardless of the number of common shares outstanding. These shares are eligible to receive dividends or other distributions when and if declared by the Company’s Board of Directors.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2014

In February 2014, the Company issued 8,250,000 restricted common shares for services with a value of $31,600.

In March 2014, the Company issued 15,000,000 restricted common shares with a value of $0 as escrow for a loan.

In March 2014, the Company issued 30,300,000 restricted common shares for the conversion of $40,000 of debt and a loss on the settlement of $60,430 for the period from January 13, 2014 (date of inception) through September 30, 2014.

In March 2014, the Company issued 5,000,000 restricted common shares for services with a value of $19,000.

In March 2014, the Company issued 1,000,000 restricted common shares for payment of accounts payable of $1,500 and a loss on the settlement of debt of $2,600.

In May 2014, the Company issued 8,000,000 restricted common shares for services valued at $ 17,600.

In June 2014, the Company issued 40,000,000 common shares for the conversion of $32,500 in debt valued at $85,000.

In July 2014, the Company issued 53,611,111 common shares for the conversion of $28,500 in debt valued at $62,861.

In August 2014, the Company issued 100,000,000 common shares for the conversion of $29,500 in debt valued at $87,000.

In September 2014, the Company issued 317,700,000 common shares for the conversion of $61,482 in debt valued at $155,419.

Additional shares were issued and are discussed in Note 3 – RELATED PARTIES.

NOTE 3 – RELATED PARTIES

During the period from January 13, 2014 (date of inception) through  September 30, 2014, the Company received no funds from related parties.

In March 2014, the Company issued to officers and directors,  and a prior officer  a total of 25,750,000 restricted common shares for the settlement of $87,500 of accrued wages and a loss on debt settlement of $16,200 for the period from January 13, 2014 (date of inception) through September 30, 2014.

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

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2014

On June 30, 2014, Mr Coogan received 5,000,000 restricted common shares for $8,000 in salary.

As of September 30, 2014 the Company sold its entertainment subsidiaries to a shareholder of the Company which included a liability payable to the Company amounting tp $100,613 (which represented a receivable on the Company’s balance sheet) Due to the uncertainty of the collectiboility ofd the receivable the Company reserved the amount in full (See Note 6).

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At September 30, 2014 convertible notes payable consisted of the following:

September 30, 2014
Convertible notes payable	$238,701
Unamortized debt discount	(41,757)
Total	$196,944

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

During the three months ended September 30, 2014, $41,738 note payable was converted into 203,111,111 shares of common stock.

The fair                        value of the described embedded derivative of $785,637 at September 30, 2014 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Expected volatility	338%
Risk free rate:	0.03%

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $225,237 for the three months ended September 30, 2014 and gain of $11,418 for the period from January 13, 2014 (date of inception) through ended September 30, 2014.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2014

Note issued on March 10, 2014:

On March 10, 2014, the a convertible note agreement was entered into for a total of $50,000 due on January 5, 2015 with an interest of 8% per annum and a draw against that note was received of $50,000. The agreement allows conversion into shares of common stock at 50% discount to the average of the three lowest intraday trading prices during the 15 days prior to conversion date.

The Company identified embedded derivatives related to the amended Convertible Promissory Note entered into on March 10, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $96,856 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	274%-275%
Risk free rate:	0.05%-0.12%

The initial fair value of the embedded debt derivative of $96,856 was allocated as a debt discount up to the proceeds of the note ($50,000) with remained ($46,496) charged to operations during the period ended September 30, 2014 as interest expense.

During the three months ended September 30, 2014 and for the period from January 13, 2014 (date of inception) through September 30, 2014, the Company amortized debt discount of $0 and $8,243 to current period operations as an interest expense, respectively.

During the three months ended September 30, 2014, $9,900 note payable was converted into 45,100,000 shares of common stock.

The fair value of the described embedded derivative of $181,663 at September 30, 2014 was determined using the Black Scholes Model with the following assumptions:

Dividend yield:	-0-%
Expected volatility	334%
Risk free rate:	0.02%

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $128,012 for three months ended September 30, 2014 and loss of $120,598 for the period from January 13, 2014 (date of inception) through ended September 30, 2014.

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2014

Debt settlement on June 4, 2014:

On June 4, 2014, the a convertible note agreement was entered into for a total of $103,344 due on December 2, 2014 with an interest of 0% per annum. The agreement allows conversion into shares of common stock at 50% discount to the lowest intraday trading prices during the 15 days prior to conversion date. Part of the $103,334 convertible note payable consisted of $31,160 after recording a gain on settlement of debt of $0 during the three months ended September 30, 2014 and for the period from January 13, 2014 (period of inception) through September 30, 2014 $19,454 as per the settlement agreement reached with a creditor reducing the debt from $50,614 to $31,160.

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

The initial fair value of the embedded debt derivative of $186,093 was allocated as a debt discount up to the proceeds of the note ($103,344) with remained ($82,729) charged to operations during the period from January 13, 2014 (date of inception) through September 30, 2014 as interest expense.

During the three months ended September 30, 2014 and for the period from January 13, 2014 (period of inception) through September 30, 2014, the Company amortized debt discount of $56,648 and $103,334,respectively to current period operations as an interest expense.

During  the three months ended September 2014 $70,844 principal was converted into 223,100,000 shares of common stock, with a value of $187,784. For the period of January 13, 2014 (period of inception) through September 30, 2014, the Company issued 263,100,000 common shares on a principal amount of $103,344 with a value of $272,784.

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $113,359 for the three months ended September 30, 2014 and $133,788 for the period from January 31, 2014 (date of inception) through ended September 30, 2014.

During the three months ended September 30, 2014, the Company extinguished derivative liability of $247,131 and recorded a gain on conversion of debt of $46,187 on all the above convertible debts.

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
September 30, 2014

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

Items recorded or measured at fair value on a recurring basis in the accompanying  financial statements consisted of the following items as of September 30, 2014:

		Fair Value Measurements at September 30, 2014 using:
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$967,301	-	-	$967,301

The debt derivative liabilities is measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2014:

Debt Derivative Liability
Balance, at inception	$-
Balance of debt derivatives at note issuances in Frontier pre-merger	676,331
Initial fair value of debt derivatives at note issuances	281,871
Extinguished derivative liability	(299,236)
Mark-to-market at September 30, 2014
Embedded debt derivatives	(290,137)
Balance, September 30, 2014	$967,301

Net loss for the period included in earnings relating to the liabilities held at September 30, 2014	$290,137

FRONTIER BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2014

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

In accordance with ASC subtopic 842-10 a parent shall account for the deconsolidation of a subsidiary or dercognition of a group of assets specified in ASC 810-10-40-3A by recognizing a gain or loss in net income attributable to the parent, measured as the difference between the carrying amount of the former subsidiaries assets and liabilities. As of the date of the sale the subsidiaries balance sheet considted of $143,942 of liabilities due to related parties, $100,613 of which was owed to the parent. Accordingly, the Company recorded this transaction in additional paid in cvapital instead of as a gain due to the liabilities being associated with related parties.

As of June 30, 2014, the Company had an intercompany receivable balance of $100,613 due from the subsidiary.  Due to the uncertainty of the collectability of the receivable, the Company determined that it should be fully reserved until negotiations related to payment terms are finalized with the acquirer.

The consideration to be received for the sale of the subsidiaries consisted of consulting services that expired in August 2014 valued at $10,000.

NOTE 7– SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued, and did not have any material recognizable subsequent events, other than the following:

From October 1 through November 10, 2014, the Company issued a total of 1,173,022,800 common shares for the conversion of debt in the amount of $91,677.

On October 16, 2014, the Company filed Certificate of Amenment to Articles of Incorporation in the State of Nevada to increase auhorized common stock capital to 2,970,000,000 shares.

Ian Hobday became president and Director on November 1, 2014 with the effectiveness of the resignation of Thomas L Crom and William Coogan from all positions.

On October 31, 2014, the Company incorporated in Wyoming by filing Articles of Incorporation with 5,000,000,000, par value $0.001 common shares authorized and 20,000,000 preferred shares, par value $0.001.

On November 3, 2014, the Nevada corporation was dissolved. A Form 8-K was filed on November 5, 2014 with all pertinent information attached.

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

All remaining entertainment subsidiaries were sold on September 24, 2014. The company does not retain any rights nor any liabilities of the disposed of subsidiaries.

In accordance with ASC subtopic 842-10 a parent shall account for the deconsolidation of a subsidiary or dercognition of a group of assets specified in ASC 810-10-40-3A by recognizing a gain or loss in net income attributable to the parent, measured as the difference between the carrying amount of the former subsidiaries assets and liabilities. As of the date of the sale the subsidiaries balance sheet consisted of $143,942 of liabilities due to related parties, $100,613 of which was owed to the parent. Accordingly, the Company recorded this transaction in additional paid in cvapital instead of as a gain due to the liabilities being associated with related parties.

As of June 30, 2014, the Company had an intercompany receivable balance of $100,613 due from the subsidiary.  Due to the uncertainty of the collectability of the receivable, the Company determined that it should be fully reserved until negotiations related to payment terms are finalized with the acquirer.

The consideration to be received for the sale of the subsidiaries consisted of consulting services that will expire in August 2014 valued aty $10,000.

In June 2014 the Company entered into an agreement to be the distributor at retail of a oil emulsification product used to separate oil from various waste streams produced from oil wells, and oil storage or shipping. We will issue 5,000 preferred shares, when available, after filing a designation which will be earned upon issuance.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At September  30, 2014, the Company has an accumulated deficit of $2,160,967 and has incurred net loss of $879,240 from continuing operations for the period from January 13, 2014 (date of inception) through September 30, 2014. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore  these matters raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

As of June 30, 2014 the entertainment subsidiaries were sold for a value of $10,000 in exchange for consulting services.

A settlement agreement was reached with a creditor reducing the debt from $50,614 resulting in a gain on settlement of debt of $19,454. The debtor has been paid in full.

On June 30, 2014, the Company amended its Articles of Incorporation authorizing  950,000,000,  par value $.001 common shares and 20,000,000 par value $.001 preferred shares.

On September 8, 2014, the Company amended its Articles of Incorporation authorizing  1,970,000,000, par value $.001 common shares and 20,000,000 par value $.001 preferred shares.

On October 16, 2014, the Company amended its Articles of Incorporation authorizing  2,970,000,000 , Par value $.001 common shares and 20,000,000 par value $.001 preferred shares.

On October 31, 2014, the Company re-domiciled to the State of Wyoming. The Wyoming Articles of Incorporation authorize 5,000,000,000, par value $.001 commo shares and 20,000,000, par value $.001 preferred shares with all the same rights and privileges as in the State of Nevada.

On November 3, 2014, the Company dissolved the Nevada Articles of Incorporation.

Effective October 31, 2014 William Coogan and Thomas Crom resigned from all positions held at the close of business.

Effective November 1, 2014 Ian Hobday became President and Director after his nomination on October 24, 2014.

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

As of September 30, 2014, the Company’s cash balance was $0.  Outstanding debt as of September 30, 2014 totaled $261,376 all of which is attributable to loans. The Company’s working capital deficit as of September 30, 2014 was $1,215,075.

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

For the period from January 13, 2014 (date of inception) through ended September 30, 2014, we used $50,000 of cash in operating activities primarily due ot net loss of $879,240 offset with adjustments for non cash items of $725,607 and changes in operating liabilities of $103,632.

For the period from January 13, 2014 (date of inception) through ended September 30, 2014, proceeds from financing activities were from the issuance of promissory notes of $50,000.

Results of Operations

For The Period From January 13, 2014 (date of inception) through September 30, 2014

For the period from January 13, 2014 (date of inception) through September 30, 2014, the Company’s revenue totaled $0, for which its respective cost of revenues totaled $0.

During the period from January 13, 2014 (date of inception)  through September 30, 2014, the Company reported no sales of its beverage products or from its delivery of chemicals. The chemicals will begin distribution in the fourth quarter.

For the from January 13, 2014 (date of inception) through September 30, 2014, the Company had operating expenses totaling $325,693.  These costs were primarily from $149,200 of consulting fees, $100,613 in bad debt expense, accounting and auditing fees $26,000 and $33,500 in wages.

The Company settled several debts incurring loss of $59,766 from settlement and a gain of $45,792 from conversion of debt. The Company also recognized a loss on change in the fair value of derivatives of $290,137 related to its convertible notes payable. Recognition of $249,426 of interest expense also was incurred.

For The Three Months Ended September 30, 2014

For the three months ended September 30, 2014, the Company reported no sales. Operating expenses were $21,016 consisting primarily of $8,000 in consulting fees, $5,816 in public company expenses and $7,200 in accounting and professional fees.

The Company recognized a gain of $46,187 from conversion of debt. The Company also recognized a loss on change in the fair value of derivatives of $561,296 related to its convertible notes payable. Recognition of $61,252 of interest expense also was recognized.

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

Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

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

Based upon that initial evaluation, Mr. Coogan concluded, upon consultation with prior management, that the Company’s disclosure controls and procedures were not effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting that occurred during 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the nine months ended September 30, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
3.5	Amended Articles of Incorporation October 16, 2014 State of Nevada as filed on Form 8-K October 27, 2014
3.6	Articles of Incorporation October 31, 2014 State of Wyoming Dissolution of Corporation Nevada November 3, 2014 As filed on Form 8-K November 5, 2014
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2014	FRONTIER BEVERAGE COMPANY, INC.

	By:	/s/ Ian Hobday

President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)