Form 10-K
period 2014-12-31
FBEC Worldwide Inc.
filed 2015-06-23
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FBEC WORLDWIDE, INC. f/k/a Frontier Beverage Company, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 Central Ave, Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(714) 462-9404

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None
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

Large accelerated filer  ☐                                                                                     Accelerated filer  ☐

Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 19, 2015 was $1,104,943  (computed by reference to the price at which the common equity was last sold ($0.0579), or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter).  For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of June 19, 2015 was 222,490,167.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report”), the terms “we,”  “us,”  “our,”  “FBEC,” or the “Company” refers to FBEC Worldwide, Inc f/k/a Frontier Beverage Company, Inc., a Wyoming corporation.

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

PART I

ITEM 1.                      BUSINESS

Development of the Company

The Company was incorporated under the laws of Nevada on November 18, 2002 under the name Assure Data, Inc. after which it commenced operations as a comprehensive automated data backup and retrieval company for small and medium-sized businesses. Currently, the Company is engaged in beverage sales and will search for markets for the KuudKleen™ product.

On March 1, 2010, the Company entered into a purchase agreement with Innovative Beverage Group Holdings, Inc., a Nevada corporation and a trademark assignment for the purchase of the intellectual property rights of a beverage created and developed by Innovative known as “Unwind.” The Company subsequently applied for and received a separate trademark featuring its new logo and the term Unwind Ultimate Relaxation in 2010. The Company intends to reformulate the product.

On February 3, 2014, the Company purchased 90% of Dance Broadcast Systems, Inc. for 10,000 Series A Preferred Stock with a par value of $.001. The preference allows the holder to vote 66.67% of the available votes for all purposes regardless of the other votes outstanding as long as one share of this series is outstanding. The designation for the Series A Preferred Stock was filed with the Secretary of State of Nevada on January 24, 2014. This transaction was recorded as a reverse merger with January 13, 2014 now becoming the inception date for accounting purposes. This transaction caused a change of control of the company to Vinyl Groove Productions, Inc.

Dance Broadcast System, Inc. was incorporated in Delaware on January 13, 2014. The company was to set up an internet dance music broadcast station and sponsor concerts for our other subsidiaries. Assets were to be purchased for this purpose but the purchase of equipment was not concluded.

In May 2014, the Company sold its 51% stake in Blue 22 Entertainment for the receipt of 50 million common shares of NX Global, Inc. stock. Because the stock received does not have a current filing on Pink Sheets no value has been placed on the stock and no gain or loss has been recognized.

In June 2014, the Company entered into an agreement to be the distributor at retail of a oil emulsification product used to separate oil from various waste streams produced from oil wells, and oil storage or shipping. We will issue 5,000 preferred shares, when available, after filing a designation which will be earned upon issuance.

On June 30, 2014, the Company increased its authorized shares from 500,000,000 to 950,000,000.

On September 6, 2014, the Company increased its authorized shares from 950,000,000 to 1,970,000,000.

All remaining entertainment subsidiaries were sold on June 26, 2014. The company does not retain any rights nor any liabilities of the disposed of subsidiaries.

On October 16, 2014, the Company increased its authorized shares from 1,970,000,000 to 2,970,000,000.

On October 28, 2014, the Company was re-domiciled to the State of Wyoming and increased its authorized common shares to 5,000,000,000.

On December 8, 2014, the Company changed its name to FBEC Worldwide, Inc.

On December 23, 2014, the company effected 1:1000 reverse split. All share and per share amounts herein have been retroactively restated to reflect the split.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Overview of Business

FBEC Worldwide, Inc. operates a retail marketing segment of an oil emulsification product, KruudKleen™ and retains the formulation of the beverage products.

In June 2014, the Company entered into a Marketing Agreement which has allowed the company to obtain the exclusive retail marketing rights to a chemical solution that increases the speed of separation of oil and solids from water in existing tanks.  The name of the separation product is Kruud Kleen™.  The Company will purchase the separation product for 83.33% of the suggested retail price at which the product is customarily sold.   The Company plans to sell such separation product to oil production and storage facilities in the United States.  The Company will issue 5,000 shares of Series C preferred stock as payment for the exclusive marketing rights.   The Company’s gross profit under the terms of the agreement is expected to be approximately $200 per barrel at the manufacturers suggested retail price. The material requires temperatures above 40 degrees Fahrenheit to work properly leaving the market during this current season fairly small until March. The Company is actively seeking more customers and retailers for the coming season.

FBEC Worldwide, Inc. retains its formulas for its New Age/Alternative Beverages. “New Age/Alternative Beverages” is an industry categorization for a group of products that include energy drinks/infused water, fruit juices and drinks, dairy and dairy substitutes, and bottled/canned teas. Our mission is to supply the highest quality New Age/Alternative Beverages and snack products at the most economical cost to distributors servicing the retail industry and directly to consumers through our website. We believe our service-oriented business model integrates the elements of research, development, product quality assurance, packaging/distribution efficiency, and advanced management systems to generate higher profit margins for our retailers.

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

The chemical, Kruud Kleen™, has a primary function to separate oil and water to recycle the water for use in fracking, pumping down oil and gas wells to increase pressure or for agricultural irrigation. The separated oil is then available for sale on the spot market. We are looking for other products relative the oil patch to distribute as well so that we might be able to fulfill all the needs of the oil service companies in recovering as much oil as possible from the water and from other mud/slurry derived from pumping the well(s).

The product was in the process of being sold by the formula’s owners with potential customers before our involvement. This is an exclusive U.S. retail distribution agreement so all contacts by our supplier have been forwarded to us. These potential customers began product delivery during August 2014 which has been limited.

The owner of the product formula has used it in various wells and tested it on frack water, sludge from oil tanks and mud from wells over the last couple of years. Every test on this formula has been successful in separating the oil from the water in two to three days depending on the material being separated. The savings comes from reducing the cost of other chemicals used, reduction in the use of machinery plus reduced power and labor.

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

Our Kruud Kleen™ product works in a different way than most chemicals used in the oil fields. While it does have many of the same attributes as some competing products as a surfactant its current utilization is not used in the same manner. By adding other components our product actively separates the water from oil and the oil from solids leaving distinct layers of oil, chemical, water and solids after two or three days of treatment depending on the material and its viscosity. The chemicals used in the oil fields are a multi-billion dollar market and even a small niche is significant in terms of revenue and profit. The Company is actively seeking additional chemicals to sell for use in the oil patch.

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

Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality music events, sell tickets and provide enhanced fan and artist experiences. We believe that our primary strengths include:

•	the quality of service delivered to our artists, fans and corporate sponsors;

•	our track record in promoting and producing live music events and tours both domestically and internationally;

•	artist relationships;

•	our global footprint;

•	our ecommerce site and associated database;

•	distribution platform (venues);

•	the scope and effectiveness in our expertise of marketing and sponsorship programs; and

•	our financial stability.

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

We also have rights to a trademark for “Unwind Ultimate Relaxation.”

Research and Development

During 2014, the Company dedicated no funds to research and development.  However, in light of our operational focus, we anticipate that we will allocate little funds, to the extent available, for future research and development of New Age/Alternative Beverage products.

Employees

We currently employ one full-time employee and from time to time we also use independent contractors on an as-needed basis for our operations.

Additional Information

Our Internet website is located at http://www.fbecworldwide.com.  Reference to our Internet website herein does not constitute incorporation by reference in this Annual Report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this Annual Report.

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

Year Ended	High	Low
Fiscal Year 2014
Fourth Quarter	$0.70	$0.01
Third Quarter	$1.80	$0.20
Second Quarter	$3.90	$1.50
First Quarter	$10.00	$2.50

On June 19, 2015, the last sale price of our Common Stock reported by the OTCQB was $0.0579.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of June 19, 2015, we had 43 holders of record of our Common Stock.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of June 19, 2015, we had 222,490,167 shares of our Common Stock outstanding to these parties.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There are no unreported sales of unregistered securities during the year ended December 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the Company or affiliated purchasers during the year ended December 31, 2014.

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

In May 2014, the Company sold its 51% stake in Blue 22 Entertainment for the receipt of 50 million common shares of NX Global, Inc. stock. Because the stock received does not have a current filing on Pink Sheets no value has been placed on the stock and no gain or loss has been recognized.

In June 2014, the Company entered into an agreement to be the distributor at retail of a oil emulsification product used to separate oil from various waste streams produced from oil wells, and oil storage or shipping. We will issue 5,000 preferred shares, when available, after filing a designation which will be earned upon issuance.

All remaining entertainment subsidiaries were sold on June 26, 2014. The company does not retain any rights nor any liabilities of the disposed of subsidiaries.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At December 31, 2014, the Company has an accumulated deficit of approximately $1,256,892 and for the year ended December 31, 2014, incurred net losses of approximately $1,256,892.  Management's plans to increase operations to include the marketing of the oil emulsification products by obtaining additional funds through the issuance of securities or borrowings.  Accordingly, management is of the opinion that marketing combined with additional funding will result in improved operations and cash flow in 2015 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

These financial statements have been modified the to reflect accounting for our acquisition as a reverse  acquisition and reflect the operations of the acquired company for 2014 and no activity in 2013. All references to comparative data of FBEC Worldwide, Inc f/k/a Frontier Beverage Company, Inc. have been removed for period prior to January 13, 2014.

Liquidity and Capital Resources

As of December 31, 2014, our working capital deficit was approximately $1,122,071, our accumulated deficit was approximately $1,256,892 and our stockholders’ deficit was approximately $1,122,071.  Operating loss was approximately $228,969 during the period from January 13, 2014 (date of inception) through December 31, 2014.  Net cash outlay from operations was approximately $10,000 for the year ended December 31, 2014.

We began the operation of our current business plan in January 2014 and have not yet attained a level of revenue to allow us to meet our current overhead. We have historically reported net losses from operations and negative cash flows.  Additionally, we have not yet attained a level of revenues to allow us to meet our current overhead and we had zero cash at December 31, 2014.  In view of these facts, the continued successful operation of the Company is dependent upon us obtaining additional financing and achieving a positive cash flow while maintaining adequate liquidity.  Based on our current marketing plan and expected sales demand, we do not contemplate attaining profitable operations until 2015, and there is no assurance that such an operating level can ever be achieved.  We are dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and sales and marketing expenses to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.

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

Our change in cash is comprised of the following components for the years ended December 31:

2014
Proceeds from convertible notes payable	$10,000
Capital contributions	0
Sources of cash and cash equivalents	$10,000

Net cash used in operating activities	$10,000
Repayment of debt	0
Cash used in other investing activities	0
Uses of cash and cash equivalents	$10,000

Increase (decrease) in cash	$0

Operating Expenses

The Company's principal operating costs include the following items as a percentage and dollar value of total expense.

	Year Ended December 31,
	2014
Human resource costs, (paid and accrued officers’ compensation)	23%	$52,000
Professional fees for legal and accounting	11%	26,000
Consulting	59%	135,100
Other	7%	15,869

Operating expenses is $228,969 as a result of the following items:

Human resource costs is from the paid and accrued officer’s compensation by the current officers of the Company.

Professional fees is primarily from the audit and accounting services related to the acquisition.

Consulting is for the payment of consultants who provided, accounting, business advisory, promotional and subsidiary management services.

Other Expense, net

Other expense is primarily attributable to the change in fair value of derivatives for an amount of $910,064 and also the amortization of debt discounts of $153,344.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation, management has determined that as of December 31, 2014, our internal controls over financial reporting were not effective and there were weaknesses in our internal control over financial reporting as outlined below.

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

Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company believes its weaknesses in internal controls and procedures is due to the Company's lack of sufficient personnel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures.  In addition, the Company lacks the personnel structure, size and complexity to segregate duties sufficiently for proper controls. The Company has not implemented a formal system of internal control that provides for multiple levels of supervision and review.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve or have served during the year ended December 31, 2014 as directors and executive officers of our Company.  All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officers and Directors	Age	Date of Appointment	Position(s) Held
William Coogan	54	October 9, 2013	Director
Michael Jamison	56	October 9, 2013	Director and President
William Coogan	54	May 15, 2014	CEO and COO
Thomas Crom	58	October 1, 2014	President and Director
Ian Hobday	54	November 1, 2014	President and Director
Michael Wilcox	74	March 31, 2015	Director and CEO
Robert Sand	32	April 28, 2015	CEO, President and Director
Darren Hamans	46	May 8, 2015	Director
___________
* Mr. Michael Jamison resigned from all positions with the Company on May 26, 2014.
   Mr. William Coogan resigned from all positions with the Company on October 31, 2014
   Mr. Thomas Crom resigned from all positions effective October 31, 2014

   Mr. Ian Hobday resigned from all positions effective March 31, 2015

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

On October 9, 2013, Michael Jamison was seated as President and Director of the Company. He has been a musician working with various producers and artists for the several years. He launched Lexium Entertainment a musical talent and booking agency and has been a successful broadcaster and entertainment professional.

On October 9, 2013 William Coogan was seated as a Director of the Company. On May 15, 2014 William Coogan was seated as CEO and COO of the Company. He is a studio musician and has played in various bands. He is also an entrepreneur and works in transportation in NewYork City, NY.

On October 1, 2014 Thomas L. Crom III was seated as President and Director of the Company. He is also chief financial officer, secretary and treasurer of Midwest Oil and Gas, Inc. since January 23, 2013. Mr. Crom has been a senior mining executive (CMA and MS-tax) with over 25 years experience dealing with start-up companies, international operations, natural resources, and serving as chief financial officer with an involvement in operational details for a number of different companies including US and Canadian public companies.

On November 1, 2014 Ian Hobday was seated as President and Director of the Company. He previously was a director of Green Automotive Company beginning in May 2007 and assumed the role of CEO in September 2013 and resigned in August 2014. He has extensive managerial manufacturing and sales experience.

On March 31, 2015 Michael Wilcox was seated as a Director. Mr. Wilcox has been a self-employed entrepreneur for the last several years.

On April 28, 2015 Robert Sand was seated as Chief Executive Officer, President and Chairman of the Board of Directors. Mr. sand has extensive experience developing new businesses and start-ups.

On May 8, 2015 Darren Hamans was seated as a Director. Mr. Hamans has extensive experience developing new businesses and start-ups. Mr. Hamans started his management career with the Canadian based Meridian/Wolsely as the Territory Manager for five years where he was instrumental in developing marketing programs and managing a $2,000,000 portfolio. He was CEO of Gasketmaster & Supply Corp for 14 years, based in Edmonton, Alberta-Canada; and CEO of Tri-C Industrial Supply for 4 years. More recently, Mr. Hamans was CEO of the Southern California-based Simply Talk where he developed a distribution network in South America.

Significant Employees

The Company has one significant employee.

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

Code of Ethics for Financial Executives

On December 31, 2009, the Company's Board of Directors approved a Code of Ethics for Financial Executives for 2010 to be signed by the Company's principal executive officer, principal financial officer, and any other senior officers with financial oversight responsibilities.  A form of the Code of Ethics for Financial Executives is attached as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010.  The Company will provide a copy of this policy free of charge upon written request to Robert Sand, President, FBEC Worldwide, Inc., 1621 Central Ave, Cheyenne, WY 82001

Board Committees and Financial Expert

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

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows compensation information for services rendered in all capacities from the period since inception (January 13, 2014) through December 31, 2014.   The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

The below table lists the compensation of the Company's principal executive officers who served the Company in such capacities during the period since inception (January 13, 2014) through December 31, 2014. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All other Compensation ($)	Total ($)
William Coogan President, Director	2014	5,000	-0-	-0-	5,000
Michael Jamison President, Director	2014	16,000	-0-	-0-	16,000
Thomas Crom President, Director	2014	6,000	-0-	-0-	6,000
Ian Hobday President, Treasurer, Director	2014	25,000	-0-	-0-	25,000

Narrative Disclosure to Summary Compensation Table

Employment Agreement with Michael Jamison

Michael Jamison who served as Director and President entered into an employment agreement January 2, 2014 for a one year term for $8,000 per month and preferred stock to be issued when available.

Employment Agreement with William Coogan

William Coogan who served as a Director and President entered into an employment agreement for a one month term on October 9, 2013. The contract is for $5,000 per month with no bonuses.

Employment Agreement with Thomas Crom

Thomas Crom entered into an employment contract October 1, 2014 to a director and President of the Company. The contract called for  an annual salary of $72,000 paid monthly and  a stock grant of  $62,500 in its first year until certain conditions were met that would increase the salary to $125,000. The conditions weren’t met and only $6,000 was accrued for his contract upon his resignation October 31, 2014.

Employment Agreement with Ian Hobday

Ian G. Hobday entered into an employment contract to be a director and President of the Company on November 1, 2014. The contract is for one year with an automatic renewal for one year unless notice is given 60 days prior to the end of the contract by the Company that it doesn’t intend to extend the contract. The base salary is $150,000 to be paid as $7,500 in cash and $5,000 in preferred stock from November 1, 2014 through April 30, 2015. Upon sufficient operating capital being raised and completion of other anticipated corporate events and 100% of Mr. Hobday employment hours being supplied to the Company he will be paid $7,500 cash and $5,000 in preferred stock from May 1, 2015 through October 31, 2015. On November 1 of each year of the contract Mr. Hobday will receive $75,000 in Preferred Series C stock, when available. Mr. Hobday may also receive up to ½ of his base salary as a bonus per year based on milestones to be agreed by the Board of Directors and the employee. Mr. Hobday resigned effective March 31, 2015.

Employment Agreement with Robert Sand

Robert Sand entered into an employment contract to be Chairman of the Board of Directors and Chief Executive Officer on April 28, 2015. Mr. Sand will receive an annual salary of $175,000 paid in qual monthly installments. Additionally, he received 150,000,000 restricted common share

s that fully vest on April 27, 2016 and will also receive $75,000 in restricted common stock at each anniversary date of the contract at a 50% discount to market of the volume weighted average of the prior ten days to the anniversary date.

Employment Agreement with Darren Hamans

Darren Hamans entered into an employment agreement to provide corporate business development and be a corporate director on May 8, 2015. Mr. Hamans will receive $100,000 per annum in salary to be paid in equal installments.  Additionally, he will receive $50,000 in restricted common stock at the signing of the agreement and at each anniversary date of the contract at a 50% discount to market of the volume weighted average of the prior ten days to the anniversary date.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of June 22, 2015, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group.   The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Except as otherwise listed below, the address of each person is c/o Ian Hobday, President, FBEC Worldwide, Inc., 1621 Central 222,490,167 shares of Common Stock outstanding as of June 22, 2015.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
Robert Sand CEO, President, Director	150,000,000	67.42
Michael Wilcox Director	0	0.00%
Darren Hamans Director	0	0.00%
All Current Officers and Directors as a group (3 persons)	150,000,000	67.42%
William Coogan President, Director	5,000	0.00%
Michael Jamison President, Director	0	0.00%

Thomas Crom President, Director	0	0.00%
Ian Hobday President, Director	0	0.00%
Former Officers and Directors as a group (4 persons)	5,000	0.00%

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In March 2014, the Company issued to officers and directors, and a prior officer a total of 25,750 common shares for the settlement of $93,500 of liabilities resulting in a loss on the extinguishment of liabilities of $12,000 for the period from January 13, 2014 (date of inception) through December 31, 2014.

As of June 26, 2014, the Company owed $43,000 in accrued salary to a former officer and director which was disposed along with the disposal of the subsidiary and recorded as a gain on sale of subsidiary.

During 2014, liabilities owed to Mr. Birmingham, an affiliate of the Company, of $9,767 and to Sweet Challenge, Inc., an entity controlled by Mr. Birmingham, of $16,858 were converted to notes payable totaling $26,625. The notes are unsecured, due on demand and bear no interest.

As of December 31, 2014, the Company has outstanding advances to former officers and directors aggregating $22,675. The advances are unsecured, due on demand and bear no interest.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred aggregate fees and expenses of $7,500 for fiscal 2014 for services rendered by MaloneBailey, LLP for the audit of our 2014 financial statements.

Audit-Related Fees

We incurred no fees or expenses for the 2014 fiscal years for professional services rendered by RBSM LLP or MaloneBailey, LLP other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2014 fiscal year for professional services rendered by RBSM LLP or MaloneBailey, LLP for tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2014 fiscal years for any other products or professional services rendered by RBSM LLP or MaloneBailey, LLP other than as described above.

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

3.5	Amended and Restated Articles FBEC Worldwide, Inc, State of Wyoming attached hereto
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
10.12
Purchase Agreement between Frontier Beverage Company, Inc. and Vinyl Groove Productions, Inc. dated February 3, 2014 (incorporated by reference to Exhibit 10.12 of the Company’s Report on Form 8-K filed with the Commission on March 3, 2014.Contract attached hereto.

10.13	Employment Agreement with Michael Jamison January 2, 2014, attached hereto
10.14	Employment Agreement with William Coogan , 2014, attached hereto
10.15	Employment Agreement with Thomas L Crom III October 1, 2014, attached hereto
10.16	Employment Agreement with Ian Hobday (incorporated by reference to the of the Company’s Report of Form 8-K filed with the Commission on November 5, 2014)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010).
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a)*.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
* Filed herewith.
(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 22, 2015	FBEC WORLDWIDE, INC.

	By:	/s/ Robert Sand
Robert Sand
President (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Sand Robert Sand	President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 22, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
FBEC Worldwide, Inc.
Cheyenne, Wyoming

We have audited the accompanying consolidated balance sheet of FBEC Worldwide, Inc. (formerly Frontier Beverage Company, Inc.) (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period from January 13, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the period from January 13, 2014 (inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit and has incurred net losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
June 22, 2015

FBEC WORLDWIDE, INC.
(FORMERLY FRONTIER BEVERAGE COMPANY, INC.)
CONSOLIDATED BALANCE SHEET

December 31, 2014
ASSETS
Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$15,281
Accrued compensation	23,500
Advances	22,675
Notes payable to related parties	26,625
Convertible notes payable	131,439
Derivative liabilities	902,551
Total current liabilities	1,122,071

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized;
10,000 shares issued and outstanding	10
Common stock - par value $0.001; 5,000,000,000 shares authorized;
2,244,413 shares issued and outstanding	2,244
Additional paid-in capital	132,567
Accumulated deficit	(1,256,892)
Total stockholders' deficit	(1,122,071)

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.
(FORMERLY FRONTIER BEVERAGE COMPANY, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS

January 13, 2014 (inception) through December 31, 2014

Operating expenses:
Selling, general and administrative	$228,969
Total operating expenses	228,969

Loss from operations	(228,969)

Other income (expenses):
Loss on derivative liabilities	(910,064)
Interest expense	(156,588)
Gain on sale of subsidiary	53,329
Loss on extinguishment of liabilities	(14,600)
Total other income (expense)	(1,027,923)

Loss before income taxes	(1,256,892)

Provision for income taxes	-

Net loss	$(1,256,892)

Net loss per share, basic and diluted	$(1.85)

Weighted average number of shares outstanding,
basic and diluted	680,199

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.
(FORMERLY FRONTIER BEVERAGE COMPANY, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period From January 13, 2014 (inception) through December 31, 2014

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, at inception	-	$-	-	$-	$-	$-	$-
Founder shares	-	-	10,000	10	(10)	-	-
Common stock issued in reverse merger	138,781	139	-	-	(1,093,471)	-	(1,093,332)
Common stock issued for services	19,250	19	-	-	54,081	-	54,100
Common stock issued for extinguishment of liabilities	1,000	1	-	-	4,099	-	4,100
Common stock issued for extinguishment of liabilities to related parties	25,750	25	-	-	105,475	-	105,500
Common shares issued in escrow	15,000	15	-	-	(15)	-	-
Shares issued upon conversion of debt	2,044,632	2,045	-	-	300,824	-	302,869
Resolution of derivative liabilities	-	-	-	-	761,584	-	761,584
Net loss	-	-	-	-	-	(1,256,892)	(1,256,892)
Balance, December 31, 2014	2,244,413	$2,244	10,000	$10	$132,567	$(1,256,892)	$(1,122,071)

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.
(FORMERLY FRONTIER BEVERAGE COMPANY, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS

January 13, 2014 (inception) through December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,256,892)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on derivative liabilities	910,064
Common stock issued for services	54,100
Gain on sale of subsidiary	(53,329)
Amortization debt discounts	153,344
Loss on extinguishment of liabilities	14,600
Loss on debt converted into common stock	625
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	127,990
Accrued compensation-related parties	39,498
Net cash used in operating activities	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on convertible debt	10,000
Net cash provided by financing activities	10,000

Net increase (decrease) in cash	-
Cash, beginning of year	-
Cash, end of year	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt	$302,244
Resolution of derivative liabilities	761,584
Common stock issued in reverse merger	1,093,332
Accounts payable converted to convertible debt	143,111
Related party liabilities converted to debt	26,858
Founders shares	10
Common shares issued and held in escrow	15
Common stock issued for settlement of liabilities	1,500
Common stock issued for settlement of liabilities to related parties	93,500
Debt discount due to derivative liabilities	153,344

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.
(FORMERLY FRONTIER BEVERAGE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS AND GOING CONCERN

Organization and Business

FBEC Worldwide, Inc., f/k/a Frontier Beverage Company, Inc. (the "Company", “FBEC”, “we”, “us” or “our”) is a Wyoming corporation that was formed in November 2002 and commenced operations in April 2003. The Company was originally formed to provide fully automated remote data backup services for small to medium sized businesses. Currently, the Company is engaged in developing additional beverage products and will search for markets for the KuudKleen™ product.

On March 1, 2010, the Company entered into a purchase agreement with Innovative Beverage Group Holdings, Inc., a Nevada corporation and a trademark assignment for the purchase of the intellectual property rights of a beverage created and developed by Innovative known as “Unwind.” The Company subsequently applied for and received a separate trademark featuring its new logo and the term Unwind Ultimate Relaxation in 2010. The Company intends to reformulate the product.

On February 3, 2014, the Company purchased 90% of Dance Broadcast Systems, Inc. for 10,000 Series A Preferred Stock with a stated value of $1,000,000 and a par value of $.001. The preference allows the holder to vote 66.67% of the available votes for all purposes regardless of the other votes outstanding as long as one share of this series is outstanding. The designation for the Series A Preferred Stock was filed with the Secretary of State of Nevada on January 24, 2014. This transaction was recorded as a reverse merger with January 13, 2014 now becoming the inception date for accounting purposes. This transaction caused a change of control of the company to Vinyl Groove Productions, Inc.

In May 2014, the Company sold its 51% stake in Blue 22 Entertainment for the receipt of 50 million common shares of NX Global, Inc. stock. Because the stock received does not have a current filing on Pink Sheets and no active market exists for the shares, no value has been placed on the stock received. The subsidiary had no assets or liabilities on the date of disposal and no consideration was received.

In June 2014, the Company entered into an agreement to be the distributor at retail of a oil emulsification product used to separate oil from various waste streams produced from oil wells, and oil storage or shipping. The Company agreed to issue 5,000 Series C preferred shares, when available, after filing a designation which will be earned upon issuance. As of the date of this report, the Series C Preferred Stock designation has not been filed nor have any preferred shares been issued under the agreement.

On June 30, 2014, the Company increased its authorized common shares from 500,000,000 to 950,000,000.

On September 6, 2014, the Company increased its authorized common shares from 950,000,000 to 1,970,000,000.

All remaining entertainment subsidiaries were disposed on June 26, 2014. The company does not retain any rights nor any liabilities of the disposed of subsidiaries. The disposal resulted in a gain on the sale of $53,329 (see Note 4).

On October 16, 2014, the Company increased its authorized common shares from 1,970,000,000 to 2,970,000,000.

On October 28, 2014, the Company was re-domiciled to the State of Wyoming and increased its authorized common shares to 5,000,000,000.

On December 8, 2014, the Company changed its name to FBEC Worldwide, Inc.

On December 23, 2014, the company effected 1:1,000 reverse split on the outstanding shares. All share and per share amounts herein have been retroactively restated to reflect the split.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At December 31, 2014, the Company has an accumulated deficit of $1,256,892, and for the period from January 13, 2014 (date of inception) through December 31, 2014 incurred net loss of $1,256,892.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations

NOTE 2 – SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.  In the future, the Company may periodically make deposits with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank. As of December 31, 2014, the Company had no cash or cash equivalents.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of wholly-owned subsidiaries Blue 22 Entertainment, Inc. and 22 Social Club, Inc. and 90% owned Dance Broadcast System, Inc. All intercompany accounts and transactions have been eliminated. All subsidiaries had been sold or disposed of at December 31, 2014.

Stock-based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718 and accounts for stock-based compensation to non-employees in accordance with FASB ASC 505. The fair value of option awards is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

Net Loss per Share

The Company calculates earnings per share (“EPS”) based on the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period.  Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock), shares underlying convertible debt  and warrants.  During the period from inception through December 31, 2014, all shares underlying the convertible debt were excluded as their impact would have been anti-dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB ASC 740 “Accounting for Income Taxes” as of its inception hich requires an asset and liability approach to calculating deferred income taxes. Pursuant to FASB ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Notes Payable

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the loan. For the year ended December 31, 2014, the Company incurred amortization expense of $153,344 associated with debt discounts related to derivative liabilities.

 Fair Value of Financial Instruments

The Company assessed the classification of its derivative financial instruments as of December 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2014, the Company did not have any other financial instruments.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

At December 31, 2014, the Company financial instruments consist of the derivative liabilities related to convertible notes which were valued using the Black-Scholes Pricing model, a level 3 input.

Recurring Fair Value Measure	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities as of December 31, 2014	-	-	$902,551	$902,551

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2014.

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

NOTE 3 – REVERSE MERGER

On February 3, 2014, the Company purchased 90% of Dance Broadcast Systems, Inc. for 10,000 Series A Preferred Stock. The preferred stock allows the holder to vote 66.67% of the available votes for all purposes regardless of the other votes outstanding as long as one share of this series is outstanding. The designation for the Series A Preferred Stock was filed with the Secretary of State of Nevada on January 24, 2014. This transaction was recorded as a reverse merger where Dance Broadcast Systems, Inc. is deemed the accounting acquirer and is the surviving entity, with January 13, 2014 now becoming the inception date for accounting purposes. This transaction caused a change of control of the company to Vinyl Groove Productions, Inc.  As of the reverse merger date, the total net liabilities of FBEC were $1,093,332 with 138,781 outstanding common shares.

The net liabilities of FBEC consisted of the following as of the date of the merger:

Accounts payable	$69,090
Accrued liabilities	120,500
Advances	22,675
Convertible notes payable	280,340
Derivative liabilities	600,727
Net liabilities	$1,093,332

NOTE 4 – DISPOSAL OF SUBSIDIARIES

In May 2014, the Company sold its 51% stake in Blue 22 Entertainment for the receipt of 50 million common shares of NX Global, Inc. stock. Because the stock received does not have a current filing on Pink Sheets and no active market exists for the shares, no value has been placed on the stock received. The subsidiary had no assets or liabilities on the date of disposal.

On June 26, 2014, the Company sold its holdings in Dance Broadcast System, Inc. and 22 Social Club, Inc. The buyer waived a remaining payment of $10,000 owed by the Company under a consulting contract and assumed the remaining liabilities of 22 Social Club totaling $43,329. Dance Broadcast had no assets or liabilities on the date of disposal. The disposal of 22 Social Club resulted in a gain of $53,329 as follows:

Accrued wages	$43,329
Total liabilities	43,329

Forgiveness of FBEC payable	10,000
Total gain on disposal of subsidiary	$53,329

NOTE 5 – RELATED PARTY TRANSACTIONS

In March 2014, the Company issued to officers and directors, and a prior officer a total of 25,750 common shares for the settlement of $93,500 of liabilities resulting in a loss on the extinguishment of liabilities of $12,000 for the period from January 13, 2014 (date of inception) through December 31, 2014.

As of June 26, 2014, the Company owed $43,000 in accrued salary to a former officer and director which was disposed along with the disposal of the subsidiary and recorded as a gain on sale of subsidiary.

During 2014, liabilities owed to Mr. Birmingham, an affiliate of the Company, of $9,767 and to Sweet Challenge, Inc., an entity controlled by Mr. Birmingham, of $16,858 were converted to notes payable totaling $26,625. The notes are unsecured, due on demand and bear no interest.

As of December 31, 2014, the Company has outstanding advances to former officers and directors aggregating $22,675. The advances are unsecured, due on demand and bear no interest.

NOTE 6 – STOCKHOLDERS’ DEFICIT

At December 31, 2014, the Company had 5,000,000,000 authorized shares of Common Stock and 20,000,000 authorized shares of Preferred Stock, both with a par value of $0.001 per share.

Preferred Stock

At December 31, 2014, the Company had 10,000 shares of its Series A Preferred Stock issued and outstanding.  The shares were issued to founders at inception on January 13, 2014. We are authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  If the Company issues shares of Preferred Stock and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Common Stock

At December 31, 2014, the Company had 2,244,413 shares of its Common Stock issued and outstanding.   Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.

In February 2014, the Company issued 5,000 common shares for services with a value of $19,000.

In March 2014, the Company issued 1,250 common shares for services with a value of $5,000.

In March 2014, the Company issued 15,000 common shares held in escrow to secure an outstanding convertible note.

In March 2014, the Company issued to officers and directors, and a prior officer a total of 25,750 common shares for the settlement of $93,500 of liabilities resulting in a loss on the extinguishment of liabilities of $12,000.

In March 2014, the Company issued 1,000 common shares for the extinguishment of accounts payable of $1,500. The shares were valued at $4,100 resulting in a loss on the extinguishment of liabilities of $2,600.

In April 2014, the Company issued 8,000 common shares for services valued at $17,600.

In May 2014, the Company issued 5,000 common shares for services valued at $12,500.

In 2014, the Company issued an aggregate of 2,044,632 common shares for the conversion of $302,244 of convertible debt. The Company recognized an additional loss of $625 due to the over conversion of one convertible note.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

At December 31, 2014 convertible notes payable consisted of the following:

December 31, 2014
Convertible notes payable	$158,064
Unamortized debt discounts	-
Total	$158,064

Certain of the Company’s outstanding convertible notes are secured by 15,000 common shares of the Company which were issued and held in escrow as of December 31, 2014.

Note outstanding as of February 3, 2014:

At the date of the reverse merger, February 3, 2014, the Company had an outstanding balance of convertible notes payable of $280,339 which were convertible into common stock at a 50% discount to the lowest bid of stock’s market price during the last 20 days prior to conversion date. The notes are unsecured, due on demand and bear no interest.

The Company identified embedded derivatives related to the convertible notes outstanding as of February 3, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible note and to adjust the fair value as of each subsequent balance sheet date. As of February 3, 2014, the Company determined a fair value of $600,727 of the embedded derivatives.  The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	maximum
Market value of common stock	$3.00
Risk free rate:	0.05%

The fair value of all outstanding embedded derivatives was determined to be $902,551 at December 31, 2014 using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Expected volatility	maximum
Market value of common stock	$0.0103
Risk free rate:	0.03%

During 2014, the Company adjusted the recorded fair value of the derivative liability on the dates of conversion of these notes. The aggregate fair value of these embedded derivative liabilities on the dates of conversion was determined to be $399,953 and this amount was reclassified to equity on the date of resolution of these derivative liabilities. The fair value was estimated using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Expected volatility	maximum
Market value of common stock	$0.0013 - $1.60
Risk free rate:	0.03% - 0.05%

The aggregate loss associated with these derivative liabilities was $701,777 for the period from January 13, 2014 (date of inception) through ended December 31, 2014 due to the change in fair value.

Note issued on March 10, 2014:

On March 10, 2014, a convertible note agreement was entered into for a total of $50,000 due on January 5, 2015 with an interest of 8% per annum. A cash draw against that note was received of $10,000. The additional $40,000 resulted from accounts payable converted to convertible debt. The agreement allows conversion into shares of common stock at 50% discount to the average of the three lowest intraday trading prices during the 15 days prior to conversion date.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on March 10, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each conversion date and subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $107,668 of the embedded derivative.

The initial fair value of the embedded debt derivative of $107,668 was allocated as a debt discount up to the face value of the note ($50,000) with the remaining $57,668 recognized as a loss on derivative liabilities. The debt discount was fully amortized to interest expense during 2014.

During the period from January 13, 2014 (date of inception) through December 31, 2014, the $50,000 note payable was fully converted into 567,600 shares of common stock. The aggregate fair value of these embedded derivative liabilities on the dates of conversion was determined to be $97,156 and this amount was reclassified to equity on the date of resolution of these derivative liabilities.

The fair value of the embedded derivatives under this note was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	267%-570%
Market value of common stock	$0.1 - $3.4.
Risk free rate:	0.01% -0.12%

The aggregate loss associated with these derivative liabilities was $47,156 for the period from January 13, 2014 (date of inception) through ended December 31, 2014 due to the change in fair value.

Note issued on June 4, 2014:

On June 4, 2014, a convertible note agreement was entered into for a total of $103,344 with an interest of 0% per annum. The $103,344 represents the conversion of accounts payable to convertible debt. The agreement allows conversion into shares of common stock at 50% discount to the lowest intraday trading prices during the 15 days prior to conversion date. The note was converted in full at December 31, 2014.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on June 4, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each conversion date and subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $215,674 of the embedded derivative.

The initial fair value of the embedded debt derivative of $215,674 was allocated as a debt discount up to the face value of the note ($103,344) with the remaining $112,330 recognized as a loss on derivative liabilities. The debt discount was fully amortized to interest expense during 2014.

During the period of January 13, 2014 (period of inception) through December 31, 2014, the Company issued 339,872 common shares for the conversion of the principal amount of $103,344. The Company adjusted the recorded fair value of the derivative liability on the dates of conversion and determined the aggregate fair value to be $264,475 and this amount was reclassified to equity on the date of resolution of these derivative liabilities.

The fair value of the embedded derivative under this note was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	maximum
Market value of common stock	$0.2 - $2.4.
Risk free rate:	0.05%

The aggregate loss associated with these derivative liabilities was $161,131 for the period from January 13, 2014 (date of inception) through ended December 31, 2014 due to the change in fair value.

NOTE 8 – INCOME TAXES

Income taxes are accounted for in accordance with FASB ASC 740, which requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, the guidance requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

The Company has net operating losses at December 31, 2014 of $1,256,893 expiring through 2033.  Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal Revenue Code.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the federal statutory rate of 35% is as follows:

For the period from January 13, 2014 (date of inception) through December 31, 2014

Expected income tax benefit (loss) at statutory rate of 35%	$76,478
Change in valuation account	(76,478)

Income tax expense (benefit)	$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes.  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred Tax Assets:	2014

Tax Benefit of net operating loss carry-forward	$43,675
Less: valuation allowance	(43,675)
Deferred tax assets	-0-
Deferred tax liabilities	-0-

Net deferred tax asset	$-0-

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES
If sales of Unwind Ultimate Relaxation continue future payments will be required to Innovative Beverage Group Holdings, Inc. These payments are $0.60 for each 24-pack, $0.12 for each 12-pack sold. If the formula is sold 3.5% of the sale price would be due.

NOTE 10 – SUBSEQUENT EVENTS

On March 8, 2015, the Company was informed by FYA Field Services, LLC that it was ceasing operations. This cessation would have impacted the Company’s ability to continue to market KruudKleen™ and its attempts to improve the product and complete testing for components and for other uses and then to market all such uses. After the notice a subsequent letter was received advising the Company that our wholesaler retained the rights to continue sales of the product. Since the wholesaler is already party to the retail distribution agreement the Company will only be required to change the payee upon the purchase of the product.

In April 2015, the Company agreed to settle the $9,767 owed to Birmingham and $16,858 owed to Sweet Challenge, Inc. by issuing convertible stock at a 50% discount to market on the closing price from the day prior to conversion.

On April 28, 2015 Vinyl Groove Productions sold controlling interest of the Company to S & L Capital LLC.

In April 2015, the Company entered into a convertible debt agreement for $50,250, with an original issue discount of $5,000 with 8% interest per annum. The notes are convertible at a 40% discount to the lowest market price in the 20 days prior to conversion. The note is due October 30, 2015.

In May 2015, the Company appointed Daran Hamans to the Board of Directors.

In April 2015, the Company entered into a consulting agreement with Yorkshire Capital LLC. A retainer of $225,000 plus a management fee of $30,000 and 10% of any acquisition closed with the assistance of Yorkshire Capital LLC will be paid.

In May 2015, the Company entered into two convertible debt agreements with total principal amount of $65,000 with an original issue discount of $12,500 and 10% interest per annum. The notes are convertible at a 38% discount to the lowest market price of the 20 days preceding the conversion request. The notes are due November 14, 2015. A third note was issued for $25,000 with a 10% interest rate per annum. The shares are convertible at the $.01 or 50% discount the lowest trading price in the prior 20 days to the conversion notice. The note is due November 29, 2015.

In May 2015, the Company issued 15,500,000 common shares for the conversion of $16,500 of debt.

In May 2015, the Company entered into an employment contract with Robert Sand to become the CEO and President of the Company. 150,000,000 restricted common shares were issued as an inducement for signing and will be vested at the one year anniversary of the contract. The contract is available as referenced in an Form 8-K filed with the Securities and Exchange Commission on May 8, 2015.

In May 2015, the Company converted 8,999 outstanding Series A Preferred shares into 53,406,528 restricted common shares.

In May 2015, the Company entered into agreement with Lamnia Advisory wherein Lamnia Advisory will perform an investor relations program for twelve months. Lamnia will receive $4,000 per month in cash and was issued 1,339,226 restricted common shares on June 1, 2015.

In May 2015, the Company entered into an 8% Convertible Promissory Note due November 29, 2015. The total principle is $25,000. The note may be converted at the lower of $.01 or 50% discount to the lowest trading price during the previous twenty trading days at the time of conversion.

In June 2015, the Company repurchased the remaining debt owed IBC Funds LLC of $11,849 with a cash payment of $30,000.

In June 2015, The Company received demands for the payment of accrued wages from Messrs. Crom and Hobday.  The Company has accrued the base salary for each of these former officers and does not believe additional expenses will be incurred. Mr. Hobday has requested that a clarification be made that he was not dismissed but resigned. Mr. Hobday was the only officer and director at the time (at or about March 31, 2015) and submitted a statement of resignation to the Company auditor on April 6, 2015 effective March 31, 2015. Company management was not made aware of this until June 2015 leading to the confusion.