Form 10-Q
period 2015-03-31
FBEC Worldwide Inc.
filed 2015-06-29
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FBEC Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 Central Ave Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)
714-330-3798
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

The number of shares outstanding of the Registrant’s Common Stock as of June 26, 2015 was 222,490,167.

FBEC WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$17,327	$15,281
Accrued compensation	61,000	23,500
Advances	22,675	22,675
Notes payable to related parties	26,625	26,625
Convertible notes payable	131,439	131,439
Derivative liabilities	262,879	902,551
Total current liabilities	521,945	1,122,071

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized;
10,000 shares issued and outstanding	10	10
Common stock - par value $0.001; 5,000,000,000 shares authorized;
2,244,413 shares issued and outstanding	2,244	2,244
Additional paid-in capital	132,568	132,567
Accumulated deficit	(656,767)	(1,256,892)
Total stockholders' deficit	(521,945)	(1,122,071)

Total liabilities and stockholders' deficit	$-	$-

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FBEC WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2015	January 13, 2014 (inception) through March 31, 2014

Operating expenses:
Selling, general and administrative	$39,546	$48,149
Total operating expenses	39,546	48,149

Loss from operations	(39,546)	(48,149)

Gain (loss) on derivative liabilities	639,672	(94,978)
Loss on extinguishment of liabilities	-	(14,600)
Interest expense	-	(10,067)
Total other income (expense)	639,672	(119,645)

Income (loss) before taxes	600,126	(167,794)
Provision for income taxes	-	-

Net income (loss)	$600,126	$(167,794)

Earnings (loss) per share, basic	$0.27	$(1.14)
Loss per share, diluted	$(0.00)	$(1.14)
Weighted average number of shares outstanding,
basic	2,244,413	147,398
Weighted average number of shares outstanding,
diluted	89,870,720	147,398

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FBEC WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2015	January 13, 2014 (inception) through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$600,126	$(167,794)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liabilities	(639,672)	94,978
Amortization of debt discounts	-	10,000
Stock issued for services	-	24,000
Loss on extinguishment of liabilities	-	14,600
Changes in operating assets and liabilities:
Accounts payable	2,046	(1,784)
Accrued expenses and other current liabilities	37,500	16,000
Net cash flows used in operating activities	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	10,000
Net cash flows provided by financing activities	-	10,000

Increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in reverse merger	$-	$1,093,332
Resolution of derivative liabilities	-	92,800
Debt discount due to derivative liabilities	-	10,000
Founders shares	-	10
Common shares issued and held in escrow	-	15
Common stock issued for conversion of debt	-	40,000
Common stock issued for settlement of liabilities	-	1,500
Common stock issued for settlement of liabilities to related parties	-	93,500

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FBEC WORLDWIDE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION, GOING CONCERN AND CORRECTION OF PRIOR YEAR INFORMATION

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month period ended March 31, 2015. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.  It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2014 included in our Form 10-K filed with the Securities Exchange Commission on June 23, 2015.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the period from January 1, 2015 through December 31, 2015.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial reporting.  Basic EPS excludes dilution and is computed by dividing income available to Common Stock holders by the weighted-average number of Common Stock outstanding for the period.  Diluted EPS reflects the maximum potential dilution that could occur from our convertible debt.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. During the three months ended March 31, 2015, the dilutive effect of the shares underlying the outstanding convertible debt of the Company was 87,626,307 and a reduction to net income of $639,672. During the three months ended March 31, 2014, the shares underlying the outstanding convertible debt were excluded as their effect would have been anti-dilutive.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2015, the Company has an accumulated deficit of $656,767 and has  a working capital deficit of $521,945. These matters raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

Correction of Prior Year Information

During the audit of the year ended December 31, 2014, we identified errors in previously reported financial statements for the interim quarters of 2014. These errors were in the valuation and accounting for stock issued for services and the the valuation and accounting for derivative liabilities. This resulted in adjustments to the previously reported amounts in the consolidated financial statements for the quarter ended March 31, 2014.

In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated these errors and, based upon an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct  the cumulative effect of the above error had been recorded in the quarter ended March 31, 2014, the Company believes that the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results as of and for the quarter ended March 31, 2014.

The following table presents the comparative effect of the correction to the prior quarter information and the impact on the Company’s consolidated financial statements as of and for the quarter ended March 31, 2014:

	March 31, 2014
	As Reported	Adjustments	As Ameded
Consolidated Balance Sheet
Liabilities and Stockholders’ Deficit
Current Liabilities:
Derivative liabilities	$456,519	$156,386	$612,905
Convertible notes payable	241,037	9,302	250,339
Stockholders’ Deficit
Additional paid-in capital	390,395	(1,217,554)	(827,159)
Accumulated deficit	(1,219,660)	1,051,866	(167,794)

Consolidated Statement of Operations
Operating Expenses:
Selling, general and administrative	$87,667	$(39,518)	$48,149
Other Income (Expenses):
Interest expense	(7,935)	(2,132)	(10,067)
Derivative gain (loss)	236,899	(331,877)	(94,978)
Debt settlement loss	(79,230)	64,630	(14,600)
Net income (loss)	62,067	(229,861)	(167,794)
Income (loss) per share, basic	$0.42	$(1.56)	$(1.14)
Income (loss) share, diluted	$(0.51)	$(0.63)	$(1.14)
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income (loss)	$62,067	$(229,861)	$(167,794)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liabilities	(236,899)	331,877	94,978
Amortization of debt discounts	-	10,000	10,000
Stock issued for services	50,600	(26,600)	24,000
Loss on settlement of debt	79,230	(64,630)	14,600
Changes in operating assets and liabilities:
Accounts payable	(1,198)	(586)	(1,784)
Accrued expenses and current liabilities	28,415	(12,415)	16,000
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in reverse merger	$1,281,727	$(188,395)	$1,093,332
Resolution of derivative liabilities	-	92,800	92,800

Debt discount due to derivative liabilities	-	10,000	10,000
Founders shares	-	10	10
Common shares issued and held in escrow	15,000	(14,885)	15
Common stock issued for conversion of debt	-	40,000	40,000
Common stock issued for settlement of liabilities	129,001	(127,501)	1,500
Common stock issued for settlement of liabilities to related parties	-	93,500	93,500

NOTE 2 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 5,000,000,000 shares of common stock at $0.001 par value per share and 20,000,000 shares of preferred stock at $0.001 par value per share.  As of March 31, 2015 and December 31, 2014, the Company had 2,244,413 shares of common stock and 10,000 shares of Series A preferred stock  issued and outstanding.

NOTE 3 – RELATED PARTIES

During 2014, liabilities owed to Mr. Birmingham, an affiliate of the Company, of $9,767 and to Sweet Challenge, Inc., an entity controlled by Mr. Birmingham, of $16,858 were converted to notes payable totaling $26,625. The notes are unsecured, due on demand and bear no interest. The outstanding balance under the notes was $26,625 as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, the Company has outstanding advances to former officers and directors aggregating $22,675. The advances are unsecured, due on demand and bear no interest.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At March 31, 2015 and December 31, 2014, convertible notes payable consisted of the following:

March 31, 2015 and December 31, 2014
Convertible notes payable	$131,439
Unamortized debt discounts	-
Total	$131,439

Certain of the Company’s outstanding convertible notes are secured by 15,000 common shares of the Company which were issued and held in escrow as of March 31, 2015 and December 31, 2014.

The outstanding convertible notes bear no interest, are due on demand and are convertible into common stock at variable rates based upon discounts to the market price of the common stock. The Company identified embedded derivatives related to the outstanding convertible notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible notes and to adjust the fair value as of each subsequent balance sheet date. At December 31, 2014, the aggregate fair value of the outstanding derivative liabilities was determined to be $902,551.  The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Market price of common stock:	$0.0103
Expected volatility:	Maximum
Risk free rate:	0.05%

The fair value of the outstanding embedded derivatives of $262,879 at March 31, 2015 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Market price of common stock:	$0.0090
Expected volatility:	Maximum
Risk free rate:	0.05%

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $639,672 for the three monthes ended March 31, 2015.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2015 and December 31, 2014:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Liabilities:
Derivative liabilities	$262,879	$-	$-	$286,879

December 31, 2014
Liabilities:
Derivative liabilities	$902,551	$-	$-	$902,551

The derivative liabilities are measured at fair value using the Black Scholes Option Pricing Model including quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2015:

Derivative Liabilities
Balance, December 31, 2014	$902,551
Additions at fair value	-
Change in fair value	(639,672)
Balance, March 31, 2015	$262,879

NOTE 6– SUBSEQUENT EVENTS

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

In June 2015, The Company received demands for the payment of accrued wages from Messrs. Crom and Hobday.  The Company has accrued the base salary for each of these former officers and does not believe additional expenses will be incurred. Mr. Hobday has requested that a clarification be made that he was not dismissed but resigned. Mr. Hobday was the only officer and director at the time (at or about March 31, 2015) and submitted a statement of resignation on April 6, 2015 effective March 31, 2015. Company management was not made aware of this until June 2015 leading to the confusion.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as with our unaudited financial statements and the notes thereto included elsewhere herein.

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

In June 2014, the Company entered into a Marketing Agreement which has allowed the company to obtain the exclusive retail marketing rights to a chemical solution that increases the speed of separation of oil and solids from water in existing tanks.  The name of the separation product is Kruud Kleen™.  The Company will purchase the separation product for 83.33%  of the suggested retail price at which the product is customarily sold.   The Company plans to sell such separation product to oil production and storage facilities in the United States.  The Company will be required to issue 5,000 shares of Series C preferred stock as payment for the exclusive marketing rightswhen available, after filing a designation which will be earned upon issuance.   The Company’s gross profit margin is expected to be approximately $200 per barrel at manufacturers suggested reatail price. The material requires temperatures above 40 degrees Fahrenheit to work properly leaving the market during this current season fairly small through March. The Company is actively seeking more customers and retailers for the coming season.

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

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At March 31, 2015, the Company has an accumulated deficit of $656,767 and has  a working capital deficit of $521,945. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore  these matters raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 23, 2015.

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

As of March 31, 2015, the Company’s cash balance was $0.  Outstanding debt as of March 31, 2015 totaled $521,945, which is attributable accounts payable and accruals of $78,327, derivative liability $262,879 and loans and advances of $180,739. The Company’s working capital deficit as of March 31, 2015 was $521,945.

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

Results of Operations

For the period from January 13, 2014 (date of inception) through March 31, 2014 and January 1, 2015 through March 31, 2015, the Company’s revenue totaled $0, for which its respective cost of revenues totaled $0.

During the from January 13, 2014 (date of inception) through March 31, 2015, the Company reported no sales of its beverage products or from KruudKleen™.

For the period from January 13, 2014 (date of inception) through March 31, 2014 and January 1, 2015 through March 31, 2015, the Company had operating expenses totaling $48,149 and  $39,546, respectively. These costs were primarily from wages and consulting fees.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), Robert Sand, the Company's President and Principal Executive Officer  and Treasurer and Principal Accounting Officer ("CFO") (the Company’s principal financial and accounting officer), initially evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that initial evaluation, Mr. Sand concluded, upon consultation with prior management, that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that occurred during 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the nine months ended March 31, 2015.
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

June 26, 2015	FBEC WORLDWIDE, INC.

	By:	/s/ Robert Sand
Robert Sand
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)