Form 10-Q
period 2015-06-30
FBEC Worldwide Inc.
filed 2015-08-14
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FBEC Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

204 W Main St, Suite 106, Grass Valley, CA	95946
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of the Registrant’s Common Stock as of August 11, 2015 was 248,060,167.

FBEC WORLDWIDE, INC.
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item. 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited)	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2015, the three months ended June 30, 2014 and the period from January 13, 2014 (date of inception) through June 30, 2014 (Unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and the period from January 13, 2014 (date of inception) through June 30, 2014 (Unaudited)	5

	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	12

Item 4.	Controls and Procedures	12

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

FBEC WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash	$42,405	$-
Prepaid expense - related party	15,000	-
Prepaid expense	4,940	-
Total current assets	62,345	-

Other Assets
Property and equipment	16,120	-
Intangible assets	50,000	-
Total Other Assets	66,120	-

Total assets	$128,465	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$14,669	$15,281
Accrued interest	1,215	-
Accrued compensation	79,417	23,500
Advances	22,675	22,675
Notes payable to related parties	26,625	26,625
Notes payable, net of unamortized discounts of $40,598 and $0	489,652	-
Convertible notes payable, net of unamortized discounts of $20,834 and $0	107,248	131,439
Derivative liabilities	679,223	902,551
Total current liabilities	1,420,724	1,122,071

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized;
1,001 and 10,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1	10
Common stock - par value $0.001; 5,000,000,000 shares authorized;
223,490,167 and 2,244,413 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	223,490	2,244
Additional paid-in capital	1,175,271	132,567
Accumulated deficit	(2,691,021)	(1,256,892)
Total stockholders' deficit	(1,292,259)	(1,122,071)

Total liabilities and stockholders' deficit	$128,465	$-

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FBEC WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	January 13, 2014 (inception) through June 30, 2014

Operating expenses:
Selling, general and administrative	$716,376	$109,286	$755,922	$157,436
Total operating expenses	716,376	109,286	755,922	157,436

Loss from operations	(716,376)	(109,286)	(755,922)	(157,436)

Other income (expenses):
Loss on derivative liabilities	(1,287,444)	(50,161)	(647,772)	(145,139)
Gain on sale of assets	-	53,329	-	53,329
Loss on extinguishment of liabilities	(18,151)	-	(18,151)	(14,600)
Interest expense	(12,284)	(112,071)	(12,284)	(122,138)
Total other income (expenses)	(1,317,879)	(108,903)	(678,207)	(228,548)

Net loss	$(2,034,255)	$(218,189)	$(1,434,129)	$(385,984)

Loss per share, basic and diluted	$(0.01)	$(0.94)	$(0.02)	$(2.30)
Weighted average number of shares outstanding,
basic and diluted	141,038,028	232,192	71,641,221	167,519

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FBEC WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2015	January 13, 2014 (inception) through June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,434,129)	$(385,984)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on change in fair value of derivative liabilities	647,772	145,139
Amortization of debt discounts	11,060	110,844
Stock issued for services	351,341	54,100
Loss on extinguishment of liabilities	18,151	14,600
Gain on sale of asset	-	(53,329)
Note payable issued for services	200,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(19,940)
Accounts payable	(612)	93,764
Accrued expenses and other current liabilities	57,132	16,000
Net cash flows used in operating activities	(169,225)	(4,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchases	(16,120)	-
Formula purchase	(15,000)	-
Net cah flow used in investing activities	(31,120)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(30,000)	-
Proceeds from notes payable, net of original issue discounts	247,750	-
Proceeds from convertible notes payable	25,000	10,000
Net cash flows provided by financing activities	242,750	10,000

Increase in cash	42,405	5,134
Cash, beginning of period	-	-
Cash, end of period	$42,405	$5,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in reverse merger	$-	$1,093,332
Resolution of derivative liabilities	896,100	185,800
Debt discount due to derivative liabilities	25,000	153,344
Founders shares	-	10
Common shares issued and held in escrow	-	15
Common stock issued for conversion of debt	16,500	82,500
Common stock issued for settlement of liabilities	-	1,500
Common stock issued for settlement of related party liabilities	-	93,500
Series A Preferred stock conversion	53,407	-
Note payable issued for formula	35,000	-
Accounts payable settled by debt	-	143,344

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

FBEC WORLDWIDE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION, GOING CONCERN AND CORRECTION OF PRIOR YEAR INFORMATION

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three and six month period ended June 30, 2015. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.  It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2014 included in our Form 10-K filed with the Securities Exchange Commission on June 23, 2015.  Operating results for the three an six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the period from January 1, 2015 through December 31, 2015.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial reporting.  Basic EPS excludes dilution and is computed by dividing income available to Common Stock holders by the weighted-average number of Common Stock outstanding for the period.  Diluted EPS reflects the maximum potential dilution that could occur from our convertible debt.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. During the three and six months ended June 30, 2015 and 2014, the shares underlying the outstanding convertible debt were excluded as their effect would have been anti-dilutive.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2015, the Company has an accumulated deficit of $2,691,021 and has  a working capital deficit of $1,358,379. These matters raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

Correction of Prior Year Information

During the audit of the year ended December 31, 2014, we identified errors in previously reported financial statements for the interim quarters of 2014. These errors were in the valuation and accounting for stock issued for services and the the valuation and accounting for derivative liabilities. This resulted in adjustments to the previously reported amounts in the consolidated financial statements for the three and six months ended June 30, 2014.

In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated these errors and, based upon an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct  the cumulative effect of the above error had been recorded in the tyhree and six months ended June 30, 2014, the Company believes that the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results as of and for the three and six months ended June 30, 2014.

The following table presents the comparative effect of the correction to the three and six month information and the impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2014:

	Three months ended June 30, 2014
	As Reported	Adjustments	As Amended
Consolidated Statement of Operations
Operating Expenses:
Selling, general and administrative	$116,397	$(7,111)	$109,286
Bad debt expense	100,613	(100,613)	-
Other Income (Expenses):
Interest expense	(180,240)	68,169	(112,071)
Gain on sale of assets	-	53,329	53,329
Loss on conversion of debt	(395)	395	-
Derivative gain (loss)	34,260	(84,421)	(50,161)
Gain on debt settlement	19,454	(19,454)	-
Net loss	(343,931)	125,742	(218,189)
Loss per share, basic	$(1.51)	$0.57	$(0.94)
Loss per share, diluted	$(1.51)	$0.57	$(0.94)

	Six months ended June 30, 2014
	As Reported	Adjustments	As Amended
Consolidated Balance Sheet
Liabilities and Stockholders’ Deficit
Current Liabilities:
Derivative liabilities	$634,938	$78,473	$713,411
Convertible notes payable	262,768	45,915	308,683
Stockholders’ Deficit
Common stock	270,081	(269,799)	282
Additional paid-in capital	370,573	(1,032,197)	(661,624)
Accumulated deficit	(1,563,591)	1,177,607	(385,984)

Consolidated Statement of Operations
Operating Expenses:
Selling, general and administrative	$204,064	$(46,628)	$157,436
Bad debt expense	100,613	(100,613)	-
Other Income (Expenses):
Interest expense	(188,174)	176,880	(11,294)

Derivative gain (loss)	271,158	(416,297)	(145,139)
Loss on conversion of debt	(395)	395	-
Gain on sale of assets	-	53,329	53,329
Amortization of debt discount	-	(110,844)	(110,844)
Debt settlement loss	(59,776)	45,176	(14,600)
Net loss	(281,864)	(104,120)	(385,984)
Loss per share, basic	$(1.50)	$(0.80)	$(2.30)
Loss share, diluted	$(1.50)	$(0.80)	$(2.30)
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(281,864)	$(104,120)	$(385,984)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liabilities	(271,159)	416,298	145,139
Loss on conversion of debt	395	(395)	-
Amortization of debt discounts	54,929	55,915	110,844
Bad debt expense	100,613	(100,613)	-
Stock issued for services	61,700	(7,600)	54,100
Non-cash interest	147,586	(147,586)	-
Loss on settlement of debt	59,776	(45,176)	14,600
Gain on sale of asset	-	(53,329)	(53,329)
Changes in operating assets and liabilities:
Accounts payable	73,803	19,961	93,764
Accrued expenses and current liabilities	9,356	6,644	16,000
Cash flows from financing activities:
Proceeds from convertible notes payable	50,000	(40,000)	10,000
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in reverse merger	$1,281,727	$(188,395)	$1,093,332
Resolution of derivative liabilities	52,105	133,695	185,800
Debt discount due to derivative liabilities	-	153,344	153,344
Founders shares	-	10	10
Common shares issued and held in escrow	15,000	(14,985)	15
Common stock issued for conversion of debt	89,500	(7,000)	82,500
Common stock issued for settlement of liabilities	129,001	(127,501)	1,500
Common stock issued for settlement of liabilities to related parties	-	93,500	93,500
Accounts payable settled by debt	103,344	40,000	143,344
Sale of Subsidiary	143,942	(143,942)	-
Services to be received as consideration for sale of subsidiary	10,000	(10,000)	-
Derivative liability at inception	281,871	(281,871)	-

NOTE 2 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 5,000,000,000 shares of common stock at $0.001 par value per share and 20,000,000 shares of preferred stock at $0.001 par value per share.  As of June 30, 2015 and December 31, 2014, the Company had 223,490,167 and 2,244,413 shares of common stock plus 1,001 and 10,000 shares of Series A preferred stock  issued and outstanding, respectively (see Note 10).

NOTE 3 – RELATED PARTIES

During 2014, the Company liabilities owed to Mr. Birmingham, of $9,767 and to Sweet Challenge, Inc., an entity controlled by Mr. Birmingham, of $16,858 were converted to notes payable totaling $26,625. The notes are unsecured, due on demand and bear no interest. The outstanding balance under the notes was $26,625 as of June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Company has outstanding advances to former officers and directors aggregating $22,675. The advances are unsecured, due on demand and bear no interest.

In April 2015, the Company entered into a consulting agreement with Yorkshire Capital LLC. A retainer of $225,000 plus a management fee of $30,000 per month and 10% of any acquisition closed with the assistance of Yorkshire Capital LLC will be paid. During six months ended June 30, 2015, the Company paid $105,000 in total for consulting services, of which $90,000 was recognized as consulting expense and $15,000 was recognized as prepaid expenses.

In May 2015, the Company issued 150,000,000 shares of restricted common stock to the Company’s President. These shares have a one year vesting period and were valued using the estimated enterprise value of the Company. The aggregate fair value of the award was determined to be $498,421 of which $83,070 was recognized during the six months ended June 30, 2015 and $415,351 will be recognized over the remaining vesting period.

In May 2015, S&L Capital LLC converted 8,999 shares of Series A Preferred stock into 53,406,528 shares of the Company’s common stock. These shares are owned by S&L Capital LLC, Robert Sand, majority owner and President of the Company.

NOTE 5 – PROPERTY AND EQUIPMENT

On June 29, 2015, the Company purchased $16,120 of office equipmen and telephone equipment.

Property and equipment are carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and improvements are capitalized. The Company depreciates the costs of these assets over their estimated useful lives. When assets are retired or disposed, the asset's original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income. Depreciation and amortization are generally accounted for using the straight line method over the estimated useful lives of the assets as follows:

Office, protective and demonstration, and computer equipment	4 Years
Manufacturing equipment	10 Years
Leasehold improvements	lease term

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable.

NOTE 6 – INTANGIBLE ASSET

In June 2015. the Company purchased a hemp based drink formula fopr $50,000, paying $15,000 in cash and issuing a note for $35,000 (See Note-7 Notes Payable).

The Company's intangible assets comprise a license, trademarks and patents which are accounted for at cost. The license is amortized over 17 years  which is the life of the agreement. The trademarks and patents are amortized straight-line over 20 years. Should the Company determine that there is permanent impairment in the value of the unamortized portion of an intangible asset an appropriate amount of the unamortized balance of the intangible asset would be charged to income at that time.

NOTE7 – NOTES PAYABLE

In April 2015, the Company entered into a debt agreement for $50,250, with an original issue discount of $5,000 with 10% interest per annum (net cash received was $45,250). The notes will become convertible on or after the maturity date at a 40% discount to the lowest market price in the 20 days prior to conversion. The note is due April 28, 2016. For the six months ended June 30, 2015, the amortization of the debt discount due to original issuance discount was $833.

In May 2015, the Company entered into two debt agreements with total principal amount of $65,000 with an original issue discount of $12,500 and 10% interest per annum (net cash received was $52,500). The notes will become convertible on or after the maturity date  at a 38% discount to the lowest market price of the 20 days preceding the conversion request. The notes are due November 14, 2015. For the six months ended June 30, 2015, the amortization of the debt discount due to original issuance discount was $3,125.

In June 2015, the Company entered into two debt agreements with total principal amount of $180,000 with an original issue discount of $30,000 and 10% interest per annum (net cash received was $150,000). The notes will become convertible on or after the maturity date at a 37.5% discount to the lowest market price of the 15 days preceding the conversion request. The notes are due December 11 and 17, 2015. For the six months ended June 30, 2015, the amortization of the debt discount due to original issuance discount was $2,944.

In June 2015, the Company entered into a note with a principle of $200,000 due for legal services. The expense for legal services was recognized during the six months ended June 30, 2015. The note will become convertible on or after the maturity date January 14, 2016 at 75% of the average closing price for the 20 days prior to conversion.

In June 2015, the Company issued an 8% Note with the principal amount of $35,000 due on January 30, 2016 for purchase of intangible asset. The holder may convert to shares of common stock on or after the maturity date at 75% of the average closing price for the 20 days prior to the conversion notice.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At June 30, 2015 and December 31, 2014, convertible notes payable consisted of the following:

	December 31, 2014	June 30, 2015
Convertible notes payable	$131,439	$128,082

Unamortized debt discounts	-	(20,834)

Total	$131,439	$107,248

Certain of the Company’s outstanding convertible notes are secured by 15,000 common shares of the Company which were issued and held in escrow as of June 30, 2015 and December 31, 2014.

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

The fair                       value of the outstanding embedded derivatives of $679,223 at June 30, 2015 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Market price of common stock:	$0.0090
Expected volatility:	Maximum
Risk free rate:	0.05%

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $647,772 for the six months ended June 30, 2015.

During May 2015, the Company issued a convertible note was for $25,000 with a 10% interest rate per annum. The shares are convertible at the $.01 or 50% discount the lowest trading price in the prior 20 days to the conversion notice. The note is due November 29, 2015.The Company fair valued the derivative liability of the debt and recorded $25,000 debt discount. For the six months ended June 30, 2015, the amortization of the debt discount was $4,158.

In June 2015, the Company repurchased the remaining outstanding debt owed IBC Funds LLC of $11,849 with a cash payment of $30,000 that resuled in a loss on the settlement of debt of $18,151.

During six months ended June 30, 2015, $16,500 convertible note was converted into 15,500,000 shares of common stock, which results a total resoluation of derivative liabilities of $896,100.

NOTE  9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2015 and December 31, 2014:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Liabilities:
Derivative liabilities	$679,223	$-	$-	$679,223

December 31, 2014
Liabilities:
Derivative liabilities	$902,551	$-	$-	$902,551

The derivative liabilities are measured at fair value using the Black Scholes Option Pricing Model including quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2015:

Derivative Liabilities
Balance, December 31, 2014	$902,551
Additions recognized as debt discounts	25,000
Additions recognized as loss on derivative liabilities	399,433
Resolution of derivative liabilities	(896,100)
Change in fair value	248,339
Balance, June 30, 2015	$679,223

NOTE  10– ISSUANCE OF UNREGISTERED SECURITIES

In May 2015, the Company issued 15,500,000 common shares for the conversion of $16,500 of debt.

In May 2015, the Company entered into an employment contract with Robert Sand to become the CEO and President of the Company. 150,000,000 restricted common shares were issued as an inducement for signing and will be vested at the one year anniversary of the contract. The contract is available as referenced in an Form 8-K filed with the Securities and Exchange Commission on May 8, 2015. These shares have a one year vesting period and were valued using the enterprise value of the Company. The aggregate fair value of the warad was determined to be $498,421 of which $83,070 was recognized during the six months ended June 30, 2015 and $415,351 will be recognized over the remaining vesting period.

In May 2015, the Company entered into agreement with Lamnia Advisory wherein Lamnia Advisory will perform an investor relations program for twelve months. Lamnia will receive $4,000 per month in cash and 1,339,226 restricted common shares which were issued on June 1, 2015 with a fair value that was expensed of $74,998.

In May 2015, the Company converted 8,999 shares of Series A Preferred stock into 53,406,528 shares of the Company’s common stock. These shares are owned by S&L Capital LLC, Robert Sand, Managing Member and President of the Company.

In June 2015, the Company entered into a consulting contract with a fee of 10,000,000 shares of restricted common shares. They are earned over the ten month life of the contract. 1,000,000 shares were earned immediately and the remaining are earned in equal monthly tranches. The fair value of the entire award was determined to be $1,050,000 of which 1,000,000 shares were issued and $193,273 was recognized as expense during the six months ended June 30, 2015. $856,727 will be expensed over the remaining vesting period.

NOTE 11- CHANGE OF CONTROL

On April 28, 2015 Vinyl Groove Productions sold controlling interest of the Company to S & L Capital LLC.

NOTE 12 – COMMITMENTS

In June 2015, the Company entered into a one year building lease expiring on June 30, 2016. The office is located at 204 W Main St. Suite 106, Grass Valley, CA. The monthly rent is $1,235 for 1,200 square feet of space.

In june 2015, the Company entered into a Royalty Agreement whereby G. Randall and Sons, Inc. will be due a royalty of 2.5% of net sales due and payable quarterly.

NOTE 13- SUBSEQUENT EVENTS

On July 2, 2015, the Company amend the Employment Contract with its CEO & Chairman, Robert Sand, whereas he will receive a salary increase from an annual salary of $175,000 to $295,000.

In July 2015, the Company entered into three convertible debt agreements with total principal amount of $190,750 with an original issue discount of $21,750 and 10% interest per annum. $30,000 of these notes are convertible at a 35% discount to the lowest market price of the 15 days preceding the conversion request. $62,500 of these note are convertible at a 37.5% discount to the lowest market price of 15 days preceding the conversion request. $98,500 of these note are convertible at a 35% discount to the lowest market price of 20 days preceding the conversion request. The notes are due January 3, 9 and 17, 2016. These notes become convertible at or after maturity.

On July 6, 2015, the Company has agreed to suspend the contract with Lamina International, Inc effective immediately (see Note 10). Both the Company and Lamina International, Inc. have agreed that the issued shares and July payment of $4,000 are in effect. Further consideration will be terminated.

The Company agreed to accelerate the vesting and issue the total remaining 9 million shares of common stock to Midan Ventures LLC regarding of the consulting agreement signed on June 17, 2015 (see Note 10).

In August 2015, the Company converted $557 of debt into 5,570,000 common shares.

On July 30, 2015, Jason Spatafora was appointed as the Chief Marketing Officer (“CMO”) and as a member of the Board of Directors of FBEC Worldwide Inc. for a term of one year, under an Employment Agreement. Mr. Spatafora will receive an annual salary of One Hundred Eighty Thousand Dollars ($180,000) to be paid in monthly increments of $15,000. Mr. Spatafora will receive a signing bonus of Ten Million (10,000,000) shares of restricted common stock of FBEC.

On August 4, 2015, the Company issued a 10% interest bearing Convertible Promissory Note in the principal amount of $85,000 to Beaufort Capital Partners LLC, a New York Limited Liability Company("BCP"). The note includes an Original Issuer Discount (OID) of $10,000, and the Company received $75,000. Pursuant to the terms of the convertible promissory note, the 6 month maturity date is February 5, 2016 and the holders have the right to convert any portion of the principal amount after maturity date thereof at a 35% discount to the lowest intra-day trading price within the twenty (20) trading days prior to a Conversion Notice submitted to the Issuer’s Transfer Agent.

On August 6, 2015, the Company issued a 10% interest bearing Convertible Promissory Note in the principal amount of $52,500 to Beaufort Capital Partners LLC, a New York Limited Liability Company("BCP"). The note includes an Original Issuer Discount (OID) of $7,500, and the Company received $45,000. Pursuant to the terms of the convertible promissory note, the 6 month maturity date is February 7, 2016 and the holders have the right to convert any portion of the principal amount after maturity date thereof at a 35% discount to the lowest intra-day trading price within the twenty (20) trading days prior to a Conversion Notice submitted to the Issuer’s Transfer Agent.

The Board of Directors has received the resignation of Darren Hamans on July 30, 2015 as a member of the Board of Directors. Mr. Hamans was appointed on May 8, 2015. The Board of Directors had authorized the Employment Contract for Darren Hamans, inclusive of Salary and Stock. This Employment agreement has been terminated with no further obligations of any considerations. Mr. Hamans has entered into a new consulting agreement as an Independent Sales Representative for the HEMP Energy product.

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

In June 2015, the Company entered into an Intellectual Property Purchase Agreement, Consulting Agreement, and Royalty Agreement with G. Randall & Sons, Inc. These agreements provide for the asset purchase of the proprietary hemp-based formula used in the Company’s beverage energy shot. G. Randall and Sons will provide ongoing consulting services in blending new formula(s) and working directly with FBEC to improve and blend existing formulas. The Company purchased the asset for $50,000. The purchase includes a $15,000 cash payment and $35,000 8% Convertible Note with a 6 month maturity date and conversion features of 75% of the average closing price 20 days previous to conversion. This represents a 25% discount to the average closing price 20 days previous to conversion.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At June 30, 2015, the Company has an accumulated deficit of $2,691,021 and has  a working capital deficit of $1,358,379. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore  these matters raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

As of June 30, 2015, the Company’s cash balance was $42,405.  Outstanding debt as of June 30, 2015 totaled $1,420,724, which is attributable accounts payable and accruals of $95,301, derivative liability $679,223 and loans and advances of $646,200. The Company’s working capital deficit as of June 30, 2015 was $1,358,379.

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

Results of Operations

For the period from January 13, 2014 (date of inception) through June 30, 2014 and January 1, 2015 through June 30, 2015, the Company’s revenue totaled $0, for which its respective cost of revenues totaled $0.

During the from January 13, 2014 (date of inception) through June 30, 2015, the Company reported no sales of its beverage products or from KruudKleen™.

For the period from January 13, 2014 (date of inception) through June 30, 2014 and January 1, 2015 through June 30, 2015, the Company had operating expenses totaling $755,922 and  $157,436, respectively. These costs were primarily from wages and consulting fees.

For the three months ended June 30, 2014 and three months ended June 30, 2015, the Company’s revenue totaled $0, for which its respective cost of revenues totaled $0.

For the three months ended June 30, 2014 and three months ended June 30, 2015, the Company had operating expenses totaling $716,376 and  $109,286, respectively. These costs were primarily from wages and consulting fees.

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

Based upon that initial evaluation, Mr. Sand concluded, upon consultation with prior management,that the Company’s disclosure controls and procedures were not effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below. These weaknesses are being addressed with the inclusion of additional board of director members and the intention to hire a Chief Financial Officer with requisite experience and knowledge of the requirements. When this is complete the Company will have an audit committee task with addressing and correcting all material weaknesses.

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

The Company is currently without sufficient funds to hire additional personnel with expertise in these areas and to segregate duties for proper controls and until such time as additional personnel are hired, the Company believes that it will continue to recognize a weakness in its internal controls and procedures.  The Company currently engages outside consultants to assist in the areas of tax and accounting procedures. This will be addressed for correction during the period ending September 30, 2015.

The Company plans to hire additional personnel to properly implement a control structure during the quarter ending September 30, 2015.  In the meantime, the Chief Executive Officer/Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company's Annual Report and the financial statements forming part thereof are in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting that occurred during 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the six months ended June 30, 2015.

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

August 14 , 2015	FBEC WORLDWIDE, INC.

	By:	/s/ Robert Sand
Robert Sand
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)