Form 10-Q
period 2015-09-30
FBEC Worldwide Inc.
filed 2015-12-22
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FBEC Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 Central Ave, Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)
800-785-4089
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

The number of shares outstanding of the Registrant’s Common Stock as of December 21, 2015 was 254,747,666.

FBEC Worldwide Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$6,616	$-

Total current assets	6,616	-
Intangible Asset	50,000	-

Total Assets	$56,616	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	14,322	15,281
Accrued expenses	94,349	46,175
Convertible notes payable (net)	297,500	131,439
Notes payable to related parties		26,625
Notes payable (net)	631,052
Derivative liabilities	560,837	902,551

Total current liabilities	1,598,060	1,122,071

Total liabilities	$1,598,060	$1,122,071

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized
1,000 and 10,000 shares issued and outstanding as of
September 30, 2015 and December 31, 2014 respectively	1	10
Common stock, $0.001 par value, 5,000,000,000 shares authorized;
254,747,666 and 2,244,413 shares respectively issued and outstanding	254,748	2,244
Additional paid-in capital	3,660,339	132,567
Retained earnings	(5,456,532)	(1,256,892)

Total stockholders' equity:	(1,541,444)	(1,122,071)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,616	$-

The accompanying notes are integral part of these financials statements.

FBEC Worldwide Inc
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months ended September, 30	January 13, 2014 (inception) through September 30,
	2015	2014	2015	2014

Net revenues:
Revenue from Cable/Internet sales	$-	$-	-	$-
Total net revenues	-	-	-	-

Cost of Goods Sold	-	-	-	-

Gross Income	-	-	-	-
Operating expenses:
General, selling and administrative expenses	2,672,930	17,687	3,428,852	175,123

Total operating expenses	2,672,930	17,687	3,428,852	175,123

Income (loss) from operations	(2,672,930)	(17,687)	(3,428,852)	(175,123)

Other income (expense)
Interest income (expense)	(47,625)	(29,837)	(59,909)	(151,975)
Gain (loss) on derivative liability	(44,956)	(661,171)	(692,728)	(806,310)
Loss on extinguishment of liability	-	-	(18,151)	(14,600)
Gain on sale of assets	-	-	-	53,329

Total other income (expense)	(92,581)	(691,008)	(770,788)	(919,556)

Income (loss) before income tax	(2,765,511)	(708,695)	(4,199,640)	(1,094,679)

Provision for income taxes	-	-	-	-

Net Loss	$(2,765,511)	$(708,695)	(4,199,640)	$(1,094,679)

Basic income (loss) per share	$(0.01)	$(1.74)	(0.03)	$(4.42)
Diluted income (loss) per share	$(0.01)	$(1.74)	(0.03)	$(4.42)
Weighted average shares - Basic	238,167,286	406,325	127,965,782	247,836
Weighted average shares - Diluted	238,167,286	406,325	127,965,782	247,836

The accompanying notes are integral part of these financials statements.

FBEC Worldwide Inc
Consolidated Statements of Cash Flows

	For Nine Months Ended September 30,	January 13, 2014 (inception) through September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$(4,199,640)	$(1,094,679)
Adjustments to reconcile net income to net cash
provided by operating activities
Loss on Derivative Liabilities	692,728	806,310
Ammortization of debt discount	53,394	132,761
Equipment expensed as wages in Sand settlement	48,314	-
Loss on extinguishment of liabilities	18,151	14,600
Gain on sale of asset		(53,329)

Changes in operating Assets and Liabilities:
Increase (decrease) in:
Accounts Payable	(959)	114,237
Accrued Expenses	48,174	16,000

Net Cash Provided (Used) in Operating Activities	(3,339,838)	(64,100)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property & Equipment	(63,314)	-

Net Cash Provided (Used) by Investing Activities	(63,314)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Decrese of debt	(30,000)	-
Note payable issued for services	200,000
Stock issued for Service	2,588,018	54,100
Proceeds from convertible Notes Payable	75,000	10,000
Proceeds from Notes Payable	576,750	-

Net Cash Provided by Financing Activities	3,409,768	64,100

NET INCREASE IN CASH	6,616	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$6,616	$-

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION, GOING CONCERN AND CORRECTION OF PRIOR YEAR INFORMATION

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three and nine month period ended September 30, 2015. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.  It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2014 included in our Form 10-K filed with the Securities Exchange Commission on September 23, 2015.  Operating results for the three and nine months ended September  30, 2015 are not necessarily indicative of the results that can be expected for the period from January 1, 2015 through December 31, 2015.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial reporting.  Basic EPS excludes dilution and is computed by dividing income available to Common Stock holders by the weighted-average number of Common Stock outstanding for the period.  Diluted EPS reflects the maximum potential dilution that could occur from our convertible debt.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. During the three and nine months ended September 30, 2015 and 2014, the shares underlying the outstanding convertible debt were excluded as their effect would have been anti-dilutive.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At September 30, 2015, the Company has an accumulated deficit of $5,456,532 and has  a working capital deficit of $1,541,444. These matters raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.  However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

Correction of Prior Year Information

During the audit of the year ended December 31, 2014, we identified errors in previously reported financial statements for the interim quarters of 2014. These errors were in the valuation and accounting for stock issued for services and the the valuation and accounting for derivative liabilities. This resulted in adjustments to the previously reported amounts in the consolidated financial statements for the three and nine months ended September 30, 2014.

In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated these errors and, based upon an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct  the cumulative effect of the above error had been recorded in the tyhree and nine months ended September30, 2014, the Company believes that the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results as of and for the three and nine months ended September 30, 2014.

The following table presents the comparative effect of the correction to the three and nine month information and the impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2014:

Consolidated Statement of Operations
Operating Expenses:
Selling, general and administrative	$21,016	$(3,329)	$17,687
Bad debt expense	-	-	-
Other Income (Expenses):
Interest expense	(61,251)	31,414	(29,837)
Gain on sale of assets	-	-	-
Gain (Loss) on conversion of debt	46,187	-	46,187
Derivative gain (loss)	(561,296)	(99,875)	(661,171)
Net loss	(597,376)	(93,632)	(691,008)
Loss per share, basic	$(1.48)	$(0.26)	$(1.74)
Loss per share, diluted	$(1.48)	$(0.26)	$(1.74)

	Nine months ended September 30, 2014

Consolidated Balance Sheet
Liabilities and Stockholders’ Deficit
Current Liabilities:
Derivative liabilities	$967,301	$106,066	$1,073,367
Convertible notes payable	196,944	14,416	211,360
Stockholders’ Deficit
Common stock	741,392	(740,581)	811
Additional paid-in capital	204,490	37,209	241,699
Accumulated deficit	(2,160,967)	825,410	(1,335,557)

Consolidated Statement of Operations
Operating Expenses:
Selling, general and administrative	$225,080	$(49,957)	$175,123
Bad debt expense	100,613	(100,613)	-
Other Income (Expenses):
Interest expense	(249,426)	97,451	(151,975)
Derivative gain (loss)	(290,137)	(516,173)	(806,310)
Gain on sale of asset	-	(53,329)	(53,329)

Debt settlement loss	(59,776)	45,176	(14,600)
Net loss	(879,240)	(215,439)	(1,094,679)
Loss per share, basic	$(3.38)	$(0.83)	$(4.21)
Loss share, diluted	$(3.38)	$(0.83)	$(4.21)
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(879,240)	$(215,439)	$(1,094,679)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liabilities	290,138	516,172	806,310
(Gain) on conversion of debt	(45,792)	(395)	(45,792)
Amortization of debt discounts	111,587	55,915	110,844
Bad debt expense	100,613	(100,613)	-
Stock issued for services	61,700	(7,600)	54,100
Non-cash interest	147,586	(147,586)	-
Loss on settlement of debt	59,776	(45,176)	14,600
Gain on sale of asset	-	(53,329)	(53,329)
Changes in operating assets and liabilities:
Accounts payable	94,276	(71,820)	22,456
Accrued expenses and current liabilities	9,356	(3,657)	5,699
Cash flows from financing activities:
Proceeds from convertible notes payable	50,000	(40,000)	10,000
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in reverse merger	$1,281,727	$(188,395)	$1,093,332
Resolution of derivative liabilities	260,689	133,695	185,800
Debt discount due to derivative liabilities	-	153,344	153,344
Founders shares	-	10	10
Common shares issued and held in escrow	15,000	(14,985)	15
Common stock issued for conversion of debt	420,566	(7,000)	82,500
Common stock issued for settlement of liabilities	129,001	(127,501)	1,500
Common stock issued for settlement of liabilities to related parties	-	93,500	93,500
Accounts payable settled by debt	103,344	40,000	143,344
Sale of Subsidiary	143,942	(143,942)	-
Services to be received as consideration for sale of subsidiary	10,000	(10,000)	-
Derivative liability at inception	281,871	(281,871)	-

NOTE 2 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 5,000,000,000 shares of common stock at $0.001 par value per share and 20,000,000 shares of preferred stock at $0.001 par value per share.  As of September 30, 2015 and December 31, 2014, the Company had 254,747,666 and 2,244,413 shares of common stock plus 1,000 and 10,000 shares of Series A preferred stock  issued and outstanding, respectively (see Note 10).

NOTE 3 – Separation of Prior Management

On September 14, 2015, Robert Sand‘s resignation was accepted by the Company per his resignation letter dated September 13, 2015. He resigned as Chief Executive Officer and as Chairman of the Board of Directors. These positions represented all positions then held by Mr. Sand.

Mr. Sand and his company S&L Capital LLC were allowed to retain the shares in their possession totaling 203,406,528 restricted common shares.  Neither the Company, Mr. Spatafora or Mr.  Heimann will take any action to restrict these shares by any method.

One share of the Series A Preferred  Stock was returned to the Company and canceled. The remaining 1,000 Series A Preferred shares remain with  Vinyl Groove Productions, Inc.

The Company will continue to pay for the prior Company headquarters in California for the remaining term of the lease expiring in June 2016. Mr. San will use the facility for business unrelated to the Company.
The Company ceased investigation into Mr. Sand activities per the separation agreement.

The Company has located several expenses  and asset purchases that are now  unrelated to Company activities and have converted the value of these items to wages totaling $62,693.15. The value of Mr. Sand shares received for a signing bonus have also been recorded as wages totaling $486,907 for accounting purposes. These amounts may increase for tax purposes based on future valuation dates and after amounts have been audited.

Mr. Adam Heimann is a 50% owner of Midam Ventures, that has a contract with the Company to provide consulting and other services. Mr. Heimann was instrumental in and is an individual party to the Sand Separation Agreement. Mr. Heimann intended to be the President of the Company and a member of the Board of Director. While he signed a contract to take such positions he resigned before the next business day on the advice of counsel subject to the functions in the Midam Ventures contract with the Company. No actions were taken on behalf of the Company between September 11 and September  14, 2015 by Mr. Heimann.

NOTE 4 – RELATED PARTIES

During 2014, the Company liabilities owed to Mr. Birmingham, of $9,767 and to Sweet Challenge, Inc., an entity controlled by Mr. Birmingham, of $16,858 were converted to notes payable totaling $26,625. The notes are unsecured, due on demand and bear no interest. The outstanding balance under the notes was $26,625 as of September 30, 2015 and December 31, 2014. These notes were settled and converted to 4,437,499 common shares in September 2015 by the purchaser.

As of September 30, 2015 and December 31, 2014, the Company has outstanding advances to former officers and directors aggregating $22,675. The advances are unsecured, due on demand and bear no interest.

In April 2015, the Company entered into a consulting agreement with Yorkshire Capital LLC. A retainer of $225,000 plus a management fee of $30,000 per month and 10% of any acquisition closed with the assistance of Yorkshire Capital LLC will be paid. During nine months ended September30, 2015, the Company paid $105,000 in total for consulting services, of which $90,000 was recognized as consulting expense and $15,000 was recognized as prepaid expenses. This contract was terminated in August 2015 with no additional amounts due.

In May 2015, the Company issued 150,000,000 shares of restricted common stock to the Company’s President. These shares have a one year vesting period and were valued using the estimated enterprise value of the Company. The aggregate fair value of the award was determined to be $498,421. The Company entered in to Separation agreement with this President on September 14, 2015, the total of $498,421 are recognized as wages expense as of September 30, 2015.

In May 2015, the Company converted 8,999 shares of Series A Preferred stock into 53,406,528 shares of the Company’s common stock. These shares are owned by S&L Capital LLC, Robert Sand, then majority owner and President of the Company.

On July 2, 2015, the Company amend the Employment Contract with its CEO & Chairman, Robert Sand, whereas he will receive a salary increase from an annual salary of $175,000 to $295,000. The Company entered in to Separation agreement with this President on September 14, 2015.

On July 30, 2015, Jason Spatafora was appointed as the Chief Marketing Officer (“CMO”) and as a member of the Board of Directors of FBEC Worldwide Inc. for a term of one year, under an Employment Agreement. Mr. Spatafora will receive an annual salary of One Hundred Eighty Thousand Dollars ($180,000) to be paid in monthly increments of $15,000. Mr. Spatafora will receive a signing bonus of Ten Million (10,000,000) shares of restricted common stock of FBEC.  This contract was amended in Septemebr 2015 to make Mr. Spatafora the President of the Company with the same remuneration and the issuance of 2,000,000 rstricted common shares as a signing bonus. As of the date of filing those shares have not nbeen issued.

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

The Board of Directors has received the resignation of Michael Wilcox in September 2015.

On September 30, 2015, the Company entered into a contract with Midam Ventures LLC replacing the contract originally signed June17, 2015. The contract expires on September 30, 2016 or earlier depending on certain conditions. The Consultant will be paid $10, 000 per month for their services. Midam Ventiures LLC will provide IR/PR, product development and marketing, fund raising, vendor relations and other services as may be required. An officer and partial owner of Midam Ventures LLC is the sole owner of our controlling shareholder.
At the time the original contract was signed, this Midam Ventures LLC officer did not own the limited liability company with controlling interest in our company.

NOTE 5 – PROPERTY AND EQUIPMENT

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

NOTE 6 – INTANGIBLE ASSET

In June 2015. the Company purchased a hemp based drink formula for $50,000, paying $15,000 in cash and issuing a note for $35,000 (See Note-7 Notes Payable).

The Company's intangible assets comprise a drink formula accounted for at cost. The license is amortized over 17 years  which is the life of the agreement and is expected to be the life of the product. Should the Company determine that there is permanent impairment in the value of the unamortized portion of an intangible asset an appropriate amount of the unamortized balance of the intangible asset would be charged to income at that time.

The Company has produced sample products for pre-market taste testing and improved formulation. Amortization for the quarter ended September 30, 2015 was $0 as the Company is determining the expected useful life of the product. It is expected that the amount would be a deminimis amount.

NOTE 7 – NOTES PAYABLE

In April 2015, the Company entered into a debt agreement for $45,250. The notes will become convertible on or after the maturity date at a 40% discount to the lowest market price in the 20 days prior to conversion. The note is due April 28, 2016. For the nine months ended September 30, 2015, the amortization of the debt discount due to original issuance discount was $833.

In May 2015, the Company entered into two debt agreements with total principal amount of $52,500 with 10% interest per annum. The notes will become convertible on or after the maturity date  at a 38% discount to the lowest market price of the 20 days preceding the conversion request. The notes are due November 14, 2015.
In June 2015, the Company entered into two debt agreements with total principal amount of $150,000 with 10% interest per annum. The notes will become convertible on or after the maturity date at a 37.5% discount to the lowest market price of the 15 days preceding the conversion request. The notes are due December 11 and 17, 2015.

In June 2015, the Company entered into a note with a principle of $200,000 due for legal services. The expense for legal services was recognized during the nine months ended September 30, 2015. The note will become convertible on or after the maturity date January 14, 2016 at 75% of the average closing price for the 20 days prior to conversion.

In June 2015, the Company issued an 8% Note with the principal amount of $35,000 due on January 30, 2016 for purchase of intangible asset. The holder may convert to shares of common stock on or after the maturity date at 75% of the average closing price for the 20 days prior to the conversion notice.

In July 2015, the Company entered into three convertible debt agreements with total principal amount of $169,000 with 10% interest per annum. $114,000 of these notes are convertible at a 35% discount to the lowest market price of the 15 days preceding the conversion request. $55,000 of these note are convertible at a 37.5% discount to the lowest market price of 15 days preceding the conversion requestThe notes are due January 3, 9 and 17, 2016. These notes become convertible at or after maturity.

On August 4, 2015, the Company issued a 10% interest bearing Convertible Promissory Note in the principal amount of $75,000 to Beaufort Capital Partners LLC, a New York Limited Liability Company("BCP").  Pursuant to the terms of the convertible promissory note, the 6 month maturity date is February 5, 2016 and the holders have the right to convert any portion of the principal amount after maturity date thereof at a 35%

discount to the lowest intra-day trading price within the twenty (20) trading days prior to a Conversion Notice submitted to the Issuer’s Transfer Agent.

On August 6, 2015, the Company issued a 10% interest bearing Convertible Promissory Note in the principal amount of $45,000 to Beaufort Capital Partners LLC, a New York Limited Liability Company("BCP"). Pursuant to the terms of the convertible promissory note, the 6 month maturity date is February 7, 2016 and the holders have the right to convert any portion of the principal amount after maturity date thereof at a 35% discount to the lowest intra-day trading price within the twenty (20) trading days prior to a Conversion Notice submitted to the Issuer’s Transfer Agent.

In August 2015, the Company converted $557 of debt into 5,570,000 common shares.

On August 26, 2015, the Company converted $26,625  into 4,437,499 common shares.

On August 26, 2015, the Company issued a 8% interest bearing Convertible Promissory Note in the principal amount of $30,000 to Asten Wyman LLC. ursuant to the terms of the convertible promissory note, the 6 month maturity date is February 26, 2016 and the holders have the right to convert any portion of the principal amount at any time at a 50% discount to the lowest intra-day trading price within the ten (10) trading days prior to a Conversion Notice submitted to the Issuer’s Transfer Agent.

On September 14, 2015, the Company issued a Convertible Promissory Note in the principal amount of $40,000 to Beaufort Capital Partners LLC, a New York Limited Liability Company("BCP").. Pursuant to the terms of the convertible promissory note, the 6 month maturity date is March 14, 2016 and the holders have the right to convert any portion of the principal amount after maturity date thereof at a 30% discount to the lowest intra-day trading price within the fifteen (15) trading days prior to a Conversion Notice submitted to the Issuer’s Transfer Agent.

On September 29, 2015, the Company issued a 10% interest bearing Convertible Promissory Note in the principal amount of $20,000 to Asten Wyman LLC. Pursuant to the terms of the convertible promissory note, the 6 month maturity date is March 29, 2016 and the holders have the right to convert any portion of the principal amount at any time at a 50% discount to the lowest intra-day trading price within the twenty(20) trading days prior to a Conversion Notice submitted to the Issuer’s Transfer Agent.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At September 30, 2015 and December 31, 2014, convertible notes payable consisted of the following:

	December 31, 2014	September 30, 2015
Convertible notes payable	$131,439	$318,334

Unamortized debt discounts	-	(20,834)

Total	$131,439	$297,500

Certain of the Company’s outstanding convertible notes are secured by 15,000 common shares of the Company which were issued and held in escrow as of September 30, 2015 and December 31, 2014.

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

The fair value of the derivative liability, $560, 837 as of September 30, 2015, was determined using a multi-nominal lattice model as of issuance, exercise, and the financial reporting periods with the following assumptions:

The notes convert with a conversion price equal to the lower of $0.0001 or 50 of the lowest trading price in the 20 days prior to conversion;

 An event of default would occur 0% of the time, increasing to 0% per month with a maximum of 0%;

The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range of 382% -405%;

The company would not redeem the notes prior to maturity in 2035 (20 year period required to convert out this volume of stock; and

The holder would automatically convert the note on a monthly basis based on ownership and trading volume limitations (10% of the two year market average).

Based on the valuation, an initial loss on the derivative of $470,361 was realized with change in fair value of derivative liabilities causing a loss of an additional $ 222,367 in our statement of operations for the nine months ended September 30, 2015.

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $692,728 for the nine months ended September 30, 2015.

In June 2015, the Company repurchased the remaining outstanding debt owed IBC Funds LLC of $11,849 with a cash payment of $30,000 that resuled in a loss on the settlement of debt of $18,151.

During nine months ended September 30, 2015, $39,125 convertible note was converted into 10,687,499 shares of common stock, which results a total resoluation of derivative liabilities of $1,136,067.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September30, 2015 and December 31, 2014:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Liabilities:
Derivative liabilities	$560,837	$-	$-	$560,837

December 31, 2014
Liabilities:
Derivative liabilities	$902,551	$-	$-	$902,551

The derivative liabilities are measured at fair value using the Black Scholes Option Pricing Model including quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2015:

Derivative Liabilities
Balance, December 31, 2014	$902,551
Additions recognized as debt discounts	101,625
Additions recognized as loss on derivative liabilities	470,361
Resolution of derivative liabilities	(1,136,067)
Change in fair value	(222,367)
Balance, September 30, 2015	$560,837

NOTE  10– ISSUANCE OF UNREGISTERED SECURITIES

In May 2015, the Company issued 15,500,000 common shares for the conversion of $16,500 of debt.

In May 2015, the Company entered into an employment contract with Robert Sand to become the CEO and President of the Company. 150,000,000 restricted common shares were issued as an inducement for signing and will be vested at the one year anniversary of the contract. The contract is available as referenced in an Form 8-K filed with the Securities and Exchange Commission on May 8, 2015. These shares have a one year vesting period and were valued using the enterprise value of the Company. The aggregate fair value of the warad was determined to be $498,421 of which $83,070 was recognized during the nine months ended September30, 2015 and $415,351 will be recognized over the remaining vesting period.

In May 2015, the Company entered into agreement with Lamnia Advisory wherein Lamnia Advisory will perform an investor relations program for twelve months. Lamnia will receive $4,000 per month in cash and 1,339,226 restricted common shares which were issued on September1, 2015 with a fair value that was expensed of $74,998. On July 6, 2015, the Company has agreed to suspend the contract with Lamnia International, Inc effective immediately (see Note 10). Both the Company and Lamnia International, Inc. have agreed that the issued shares and July payment of $4,000 are in effect. Further consideration will be terminated.

In May 2015,  the Company converted 8,999 shares of Series A Preferred stock into 53,406,528 shares of the Company’s common stock. These shares are owned by S&L Capital LLC, Robert Sand, Managing Member and President of the Company.

On June 17, 2015, the Company entered into a consulting contract with a fee of 10,000,000 shares of restricted common shares. They are earned over the ten month life of the contract. 1,000,000 shares were earned immediately and the remaining are earned in equal monthly tranches. The fair value of the entire award was determined to be $1,050,000 of which 1,000,000 shares were issued and $193,273 was recognized as expense during the nine months ended September 30, 2015. $856,727 will be expensed over the remaining vesting period.

The Company agreed to accelerate the vesting and issue the total remaining 9 million shares of common stock to MidamVentures LLC regarding of the consulting agreement signed on June 17, 2015. The vesting period ended on 9/30/15 with a total expense of $   incurred

NOTE 11- CHANGE OF CONTROL

On April 28, 2015 Vinyl Groove Productions sold controlling interest of the Company to S & L Capital LLC. Payment was defaulted and Vinyl Groove Productions remains the owner of 1,000 Series A Preferred shares with the other outstanding share canceled.

NOTE 12 – COMMITMENTS

In June 2015, the Company entered into a one year building lease expiring on September30, 2016. The office is located at 204 W Main St. Suite 106, Grass Valley, CA. The monthly rent is $1,235 for 1,200 square feet of space. The Company ceased to occupy this space on September 14, 2015.

In June 2015, the Company entered into a Royalty Agreement whereby G. Randall and Sons, Inc. will be due a royalty of 2.5% of net sales due and payable quarterly.

NOTE 13- SUBSEQUENT EVENTS

On October 2, 2015, the Company received $20,000 of the Promissory Note issued on September 29, 2015.

On October  6, 2015, the Company received $35,000 of t the Promissory Note issued on September 29, 2015.

On October 16, 2015, the Company issued 3,100,000 common shares for the conversion $310 of debt.

On October 28, 2015,  the Company fulfilled payment of consulting contracts issued September 23, 2015 and October 8, 2015 by issuing 4,000,000 restricted common shares for each contract.

On November 6, 2015, the Company entered into a consulting agreement for marketing assistance and issued 2,000,000 restricted common shares.

On November 9, 2015, the Company entered into a Joint Venture Agreement with CBD Globe Distributors Ltd (“CBD”). Pursuant to the JV Agreement FBEC and CBD will form a limited liability company (the “LLC”), which shall be owned as follows: 50.1% by FBEC and 49.9% by CBD. The LLC shall create a strategic alliance between the brands currently held by the parties, respectively in an effort to lend support in a multitude of areas and consolidate businesses in the cannabis and hemp industry. FBEC will take on the role of online digital marketer in a wide variety of online spaces as well as provide fulfilment support for the distribution of all brands at FBEC’s expense. To the extent set forth in this Agreement, each of the Parties shall own an undivided fractional part in the LLC. Jason Spatafora and Patrick Folkes shall be the managing members of the LLC (the “Managing Members”). (See Form 8-K filed November 12, 2015)

On November 16, 2015, the Company issued a 10% interest bearing Convertible Promissory Note in the principal amount of $35,000 to Asten Wyman LLC. Pursuant to the terms of the convertible promissory note, the 6 month maturity date is April 16, 2016 and the holders have the right to convert any portion of the principal amount at any time at a 50% discount to the lowest intra-day trading price within the twenty(20) trading days prior to a Conversion Notice submitted to the Issuer’s Transfer Agent.

On November 17, 2015, the Company and Beaufort Capital amended the note agreement of May 14, 2015 and September 14, 2015. Beaufort Capital agreed to retire the May 14, 2015 note with a face amount balance of $20,000, The consideration for the retirement is adding a 7% per annume interest rate and increasing any late fee penalty interest rate by 7% on the September 14, 2015 promissory note.

On November 30, 2015. The Company entered into a Joint Venture Agreement with DuBe Hemp Beverages Inc. (“DUBE”). Pursuant to the JV Agreement FBEC and DUBE will form a limited liability company (the “LLC”), which shall be owned as follows: 50.1% by FBEC and 49.9% by DUBE. The LLC shall create a strategic alliance between the brands currently held by the parties, respectively in an effort to lend support in a multitude of areas and consolidate businesses in the cannabis and hemp industry. FBEC will take on the role of online digital marketer in a wide variety of online spaces as well as provide fulfilment support for the distribution of all brands at FBEC’s expense. To the extent set forth in this Agreement, each of the Parties shall own an undivided fractional part in the LLC. Jason Spatafora and Phil Restifo shall be the managing members of the LLC (the “Managing Members”). (See Form 8-K filed November 30, 2015)

As o f the date of this filing the limited liability companies required for both Joint Venture Agreements haven't been filed.

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

In June 2014, the Company entered into a Marketing Agreement which has allowed the company to obtain the exclusive retail marketing rights to a chemical solution that increases the speed of separation of oil and solids from water in existing tanks.  The name of the separation product is Kruud Kleen™.  The Company will purchase the separation product for 83.33%  of the suggested retail price at which the product is customarily sold.   The Company plans to sell such separation product to oil production and storage facilities in the United States.  The Company will be required to issue 5,000 shares of Series C preferred stock as payment for the exclusive marketing rightswhen available, after filing a designation which will be earned upon issuance.   The Company’s gross profit margin is expected to be approximately $200 per barrel at manufacturers suggested reatail price. The material requires temperatures above 40 degrees Fahrenheit to work properly leaving the market during this current season fairly small through March. The Company is actively seeking more customers and retailers for the coming season. We will not continue wth this contract.

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

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.  At September 30, 2015, the Company has an accumulated deficit of $2,691,021 and has  a working capital deficit of $1,358,379. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore  these matters raise substantial doubt about the Company's ability to continue as a going concern.  These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

As of September 30, 2015, the Company’s cash balance was $6,616.  Outstanding debt as of September 30, 2015 totaled $1,598,060, which is attributable accounts payable and accruals of $85,996, derivative liability $560,837 and loans and advances of $951,227. The Company’s working capital deficit as of September 30, 2015 was $1,591,444.

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

Results of Operations

For the period from January 13, 2014 (date of inception) through September30, 2014 and January 1, 2015 through September 30, 2015, the Company’s revenue totaled $0, for which its respective cost of revenues totaled $0.

During the from January 13, 2014 (date of inception) through September 30, 2015, the Company reported no sales of its beverage products or from KruudKleen™.

For the period from January 13, 2014 (date of inception) through September 30, 2014 and January 1, 2015 through September 30, 2015, the Company had operating expenses totaling $3,428,852 and  $175,123, respectively. These costs were primarily from wages and consulting fees.

For the three months ended September 30, 2014 and three months ended September 30, 2015, the Company’s revenue totaled $0, for which its respective cost of revenues totaled $0.

For the three months ended September 30, 2014 and three months ended September 30, 2015, the Company had operating expenses totaling $2,672,930 and  $17,687, respectively. These costs were primarily from wages and consulting fees.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), Jason Spatafora, the Company's President and Principal Executive Officer  and Treasurer and Principal Accounting Officer ("CFO") (the Company’s principal financial and accounting officer), initially evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that initial evaluation, Mr. Spatafora concluded, upon consultation with prior management,that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below. These weaknesses are being addressed with the inclusion of additional board of director members and the intention to hire a Chief Financial Officer with requisite experience and knowledge of the requirements. When this is complete the Company will have an audit committee task with addressing and correcting all material weaknesses.

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

The Company plans to hire additional personnel to properly implement a control structure during the quarter ending December 31, 2015.  In the meantime, the Chief Executive Officer/Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the Company's Annual Report and the financial statements forming part thereof are in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting that occurred during 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the six months ended September 30, 2015.

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

December 21, 2015	FBEC WORLDWIDE, INC.

	By:	/s/ Jason Spatafora
Jason Spatafora
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)