Form 10-Q/A
period 2015-09-30
FBEC Worldwide Inc.
filed 2015-12-22
CIK 1311735

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

Explanatory Note

FBEC Worldwie, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on December 22, 2015 (the “Original Filing Date”), solely to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

December 22, 2015	FBEC WORLDWIDE, INC.

	By:	/s/ Jason Spatafora
Jason Spatafora
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)