Form 10-Q/A
period 2015-12-29
FBEC Worldwide Inc.
filed 2016-01-04
CIK 1311735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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

The number of shares outstanding of the Registrant’s Common Stock as of December 21, 2015 was 263,817,598.

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

As of September 30, 2015, the Company’s cash balance was $6,616.  Outstanding debt as of September 30, 2015 totaled $1,598,060, which is attributable accounts payable and accruals of $108,671, derivative liability $560,837 and loans and advances of $928,552. The Company’s working capital deficit as of September 30, 2015 was $1,591,444.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

A previous director of the Company, Darren Hamans, has initiated arbitration proceedings against the Company for unpaid wages and unissued shares of common stock of the Company, stemming from an employment agreement, dated May 8, 2015. The Company believes the claim has no merit as Mr. Hamans was paid fair consideration for the services provided. The Company has attempted to reach an amicable settlement with Mr. Hamans without harming its shareholders. However, such settlement has not been reached and the Company intends to dispute the claim vigorously.

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

December 28, 2015	FBEC WORLDWIDE, INC.

	By:	/s/ Jason Spatafora
Jason Spatafora
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)