Form 10-K
period 2015-12-31
FBEC Worldwide Inc.
filed 2016-05-19
CIK 1311735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FBEC WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Wyoming	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 Central Ave, Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(800) 785-4089

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 18, 2016 was $1,092,719 (computed by reference to the price at which the common equity was last sold ($0.0175), or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of May 18, 2016 was 167,847,598.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

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

PART I

ITEM 1. BUSINESS

Development of the Company

The Company was incorporated under the laws of Nevada on November 18, 2002 under the name Assure Data, Inc. after which it commenced operations as a comprehensive automated data backup and retrieval company for small and medium-sized businesses. Currently, the Company is engaged in the sale of hemp based energy products.

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

On November 12, 2015, FBEC Worldwide, Inc., (“FBEC”) entered into a joint venture agreement (the “JV Agreement”) with CBD Globe Distributors Ltd (“CBD”). Pursuant to the JV Agreement FBEC and CBD will form a limited liability company (the “LLC”), which shall be owned as follows: 50.1% by FBEC and 49.9% by CBD. The LLC shall create a strategic alliance between the brands currently held by the parties, respectively in an effort to lend support in a multitude of areas and consolidate businesses in the cannabis and hemp industry. FBEC will take on the role of online digital marketer in a wide variety of online spaces as well as provide fulfillment support for the distribution of all brands at FBEC’s expense. To the extent set forth in this Agreement, each of the Parties shall own an undivided fractional part in the LLC. Jason Spatafora and Patrick Folkes shall be the managing members of the LLC (the “Managing Members”).

The term of the JV Agreement shall be one year. The JV Agreement may be terminated by either party in writing with thirty (30) days’ notice.

FBEC, through the operations of LLC, in connection with má products, an ultra-high grade certified CBD hemp oil product which comes with a flavor cartridge, vapor pen, and 1ml of ma CBD oil, will perform the following tasks:

•	Handle all digital and social media marketing; attempt to increase sales online and via wholesale channels utilizing SEO activities and Google Adword commitment.
•	Connect fulfillment centre to website and coordinate sales GUI for wholesale ordering by sales team members.
•	Data collection on retailers, distributors and wholesalers.
•	Identify, list and provide all free or discounted banner groups available.
•	Implement logistical and distribution manager to handle fulfillment needs by using inventory management software.
•	Create a tracking platform using available technology to maintain accurate records of purchase orders, accounts receivable and all other expenditures related to day to day business of má products.
•	Create marketing strategies to extend the footprint of all brands associated with the LLC by both traditional marketing means, celebrity endorsement and product placement with prior approval of strategy and marketing aims in unison with CBD as brand owners.
•	Seek funding commitments for both promotions and conventions.
•	Provide its scientific advisory team to propose ideas to CBD, test and create new products that CBD could deem unique and worth pursuing by unanimous consent of the Managing Members.
•	Seek approval from CBD in connection with the marketing of any other competing product or proposition, without such approval FBEC would be prohibited from any further activity in this respect.
•	Liaise with CBD on all proposed product pricing issues, discounts, promotions, campaigns, PR, social media, advertising and all other marketing issues with the objective of streamlining má brand and marketing campaigns worldwide.
•	Coordinate the payment to CBD of its profit distribution, pursuant to the Operating Agreement, within 10 business days of each month end.

CBD, through the operations of the LLC, will:

•	Share any future distribution pipeline opportunities with FBEC for the purpose of extending the má brand exposure in the cannabis and hemp space.
•	Design a website, and create a new e-Commerce platforms.
•	Manage of all internet properties.
•	Direct all revenue and product flow related to the má brand in the United States through the LLC and assist FBEC in its preparation of periodic financial reports as to be filed with the Securities and Exchange Commission.

The parties shall share the net profit realized by the LLC, if any, within 10 business days of each month end. All net profit is to be disbursed 50% (Fifty percent) to each party. FBEC shall also issue CBD 6,000,000 shares of restricted common stock over the coming year.

Prior to the date of the JV Agreement, the parties thereto had no interaction other than the negotiation of the JV Agreement.

On November 30, 2015, FBEC Worldwide, Inc., (“FBEC”) entered into a joint venture agreement (the “JV Agreement”) with DuBe Hemp Beverages Inc. (“DUBE”). Pursuant to the JV Agreement FBEC and DUBE will form a limited liability company (the “LLC”), which shall be owned as follows: 50.1% by FBEC and 49.9% by DUBE. The LLC shall create a strategic alliance between the brands currently held by the parties, respectively in an effort to lend support in a multitude of areas and consolidate businesses in the cannabis and hemp industry. FBEC will take on the role of online digital marketer in a wide variety of online spaces as well as provide fulfillment support for the distribution of all brands at FBEC’s expense. To the extent set forth in this Agreement, each of the Parties shall own an undivided fractional part in the LLC. Jason Spatafora and Phil Restifo shall be the managing members of the LLC (the “Managing Members”).

The term of the JV Agreement shall be one year. The JV Agreement may be terminated by either party in writing with thirty (30) days’ notice.

FBEC, through the operations of LLC, in connection with the products produced by DUBE, will perform the following tasks:

•	Handle all digital and social media marketing; attempt to increase sales online and via wholesale channels utilizing SEO activities and Google Adword commitment.
•	Connect fulfillment centre to website and coordinate sales GUI for wholesale ordering by sales team members.
•	Data collection on retailers, distributors and wholesalers.
•	Identify, list and provide all free or discounted banner groups available.
•	Implement logistical and distribution manager to handle fulfillment needs by using inventory management software.
•	Create a tracking platform using available technology to maintain accurate records of purchase orders, accounts receivable and all other expenditures related to day to day business of má products.
•	Create marketing strategies to extend the footprint of all brands associated with the LLC by both traditional marketing means, celebrity endorsement and product placement with prior approval of strategy and marketing aims in unison with DUBE as brand owners.
•	Agree to a funding commitments for both promotions and conventions.
•	Provide its scientific advisory team to propose ideas to DUBE, test and create new products that DUBE could deem unique and worth pursuing.
•	Seek approval from DUBE in connection with the marketing of any other competing product or proposition, without such approval FBEC would be prohibited from any further activity in this respect.
•	Liaise with DUBE on all proposed product pricing issues, discounts, promotions, campaigns, PR, social media, advertising and all other marketing issues with the objective of streamlining má brand and marketing campaigns worldwide.
•	Coordinate the payment to DUBE of its profit distribution, pursuant to the Operating Agreement, within 10 business days of each month end.
•	DUBE, through the operations of the LLC, will:
•	Share distribution pipeline opportunities, marketing, and public relations with FBEC for the purpose of extending DUBE products and FEBEC’s WolfShot (“WolfShot”) brand footprints in the cannabis and hemp space.
•	Connect FBEC with all personnel currently managing and overseeing the production, sales, distribution, packaging, and marketing of DUBE products.
•	Direct all revenue and product flow related to the DUBE brand in the United States through the LLC and assist FBEC in its preparation of periodic financial reports as to be filed with the Securities and Exchange Commission.

The parties shall share the net profit realized by the LLC, if any, within 10 business days of each month end. 30% of all net profits related to DUBE products shall be distributed to FBEC. 70% of all net profits related to DUBE products shall be distributed to DUBE. 30% of all net profits related to WolfShot products to shall be distributed to DUBE. 70% of all net profits related to WolfShot products shall be distributed to FBEC. 50% of all net profits related to co-branded products shall be distributed to both parties. FBEC shall also issue DUBE 6,000,000 shares of restricted common stock over the coming year.

Prior to the date of the JV Agreement, the parties thereto had no interaction other than the negotiation of the JV Agreement.

All businesses or resale products acquired on or before 2015 have ceased to be sold or utilized by the

Company.

In January 2016, the Company resolved to reduce the authorized common shares to 2,200,000,000 effective March 18, 2016.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”)

under the symbol "FBEC."

Overview of Business

FBEC Worldwide, Inc. operates a sales, distribution and marketing business for the promotion and sale of hemp based energy drinks.

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

In June 2015, the Company purchased the formula for its first hemp based energy shot Wolf Shot™ and began distribution in the fourth quarter of 2015.

In November 2015, the Company entered into two joint venture agreements to market, distribute and promote two additional lines of hemp based energy drink products.

The Company has ceased offering any products or services acquired or represented prior to June of 2015.

Overview of Industry

The energy drink market is quite diverse in its products ranging from caffeine based through “all natural” products derived from organic compounds. There are few products distributed nationally that are hemp based for energy production.

Competition and Buying Trends

The energy drink industry is highly competitive. Competition in the category exists based on price, packaging, flavors, consumer acceptance of products, shelf space and new product development. In order to compete effectively in the industry, we believe that we must produce products that stand out from the competition through taste, visual appearance, price, and product quality. We believe that our principal strength is our product quality and that we will face competition from companies who focus on price as opposed to quality.

Our products are expected to compete with a wide variety of energy drinks produced by companies that have substantially greater financial, marketing and distribution resources. Competition in the industry could have a material adverse effect on our products and business results if we are unable to gain the market share required for us to attain profitability.

Our products also compete with all other liquid refreshments, including those produced by large internationally known companies, all of which have greater financial and marketing resources.

Although we believe that our products currently compete favorably with respect to such factors, we cannot provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater brand recognition, or financial, marketing, support, technical and other resources.

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

Research and Development

During 2015, the Company dedicated no funds to research and development. However, in light of our operational focus, we anticipate that we will allocate little funds, to the extent available, for future research and development of energy drink products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

We need to discuss the issue with prior director if it is unresolved

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

Year Ended	High	Low
Fiscal Year 2014
Fourth Quarter	$0.70	$0.01
Third Quarter	$1.80	$0.20
Second Quarter	$3.90	$1.50
First Quarter	$10.00	$2.50

Fiscal Year 2015
Fourth Quarter	$0.06	$0.02
Third Quarter	$0.13	$0.01
Second Quarter	$0.12	$0.01
First Quarter	$0.02	$0.01

On May 17, 2016, the last sale price of our Common Stock reported by the OTCQB was $0.0175 .

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of May 18, 2016, we had 53 holders of record of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of May 18, 2016, we had 167,847,598 shares of our Common Stock outstanding to these parties.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There are no unreported sales of unregistered securities during the year ended December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the Company or affiliated purchasers during the year ended December 31, 2015.

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

Overview

We need additional capital to pursue our business plan and conduct our operations; however, the ability to obtain the necessary and appropriate funding is uncertain. We intend to expand our product line, either through development or acquisition, and intend to hire sufficient sales personnel necessary for us to gain a greater distribution network for our products. We believe that we will require significant additional capital resources from outside sources including equity and/or debt financings in order to meet our goals and continue operations. We believe we need to raise between $2,000,000 and $5,000,000 in order to meet these goals.

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At December 31, 2015, the Company has an accumulated deficit of approximately $5,314,920 and for the year ended December 31, 2015, incurred net losses of approximately $4,058,028. Management's plans to increase operations to include the marketing of the oil emulsification products by obtaining additional funds through the issuance of securities or borrowings. Accordingly, management is of the opinion that marketing combined with additional funding will result in improved operations and cash flow in 2015 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

These financial statements have been modified the to reflect accounting for our acquisition as a reverse acquisition and reflect the operations of the acquired company for 2014 and no activity in 2013. All references to comparative data of FBEC Worldwide, Inc. f/k/a Frontier Beverage Company, Inc. have been removed for period prior to January 13, 2014.

Liquidity and Capital Resources

As of December 31, 2015, our working capital deficit was approximately $1,555,788, our accumulated deficit was approximately $5,314,920 and our stockholders’ deficit was approximately $1,955,718. Operating loss was approximately $3,049,629 during the period from January 13, 2014 (date of inception) through December 31, 2015. Net cash outlay from operations was approximately $940,352 for the year ended December 31, 2015.

We began the operation of our current business plan in January 2014 and have not yet attained a level of revenue to allow us to meet our current overhead. We have historically reported net losses from operations and negative cash flows. Additionally, we have not yet attained a level of revenues to allow us to meet our current overhead and we had $45,309 cash at December 31, 2015. In view of these facts, the continued successful operation of the Company is dependent upon us obtaining additional financing and achieving a positive cash flow while maintaining adequate liquidity. Based on our current marketing plan and expected sales demand, we do not contemplate attaining profitable operations until 2016, and there is no assurance that such an operating level can ever be achieved. We are dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and sales and marketing expenses to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.

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

Our change in cash is comprised of the following components for the years ended December 31:

2015
Proceeds from convertible notes payable	$985,661
Capital contributions	0
Sources of cash and cash equivalents	$985,661

Net cash used in operating activities	$940,352
Repayment of debt	0
Cash used in other investing activities	0
Uses of cash and cash equivalents	$940,352

Increase (decrease) in cash	$45,309

Operating Expenses

The Company's principal operating costs include the following items as a percentage and dollar value of total operating expense.

	Year Ended December 31,
	2015
Human resource costs, (paid and accrued officers’ compensation)	35%	$994,966
Professional fees for legal and accounting	2%	59,489
Consulting	50%	1,420,017
Other	13%	346,188

Operating expenses is $2,821,476 as a result of the following items:

Human resource costs is from the paid and accrued officer’s compensation by the current officers of the Company.

Professional fees is primarily from the audit and accounting services related to the acquisition.

Consulting is for the payment of consultants who provided, accounting, business advisory, promotional and subsidiary management services.

Other Expense, net

Other expense is primarily attributable to the change in fair value of derivatives for an amount of $1,406,613 and also the amortization of debt discounts of $51,703.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2015, our internal controls over financial reporting were not effective and there were weaknesses in our internal control over financial reporting as outlined below.

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

Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve or have served during the year ended December 31, 2015 as directors and executive officers of our Company. All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Executive Officers and Directors	Age	Date of Appointment	Position(s) Held
William Coogan	54	October 9, 2013	Director
Michael Jamison	56	October 9, 2013	Director and President
William Coogan	54	May 15, 2014	CEO and COO
Thomas Crom	58	October 1, 2014	President and Director
Ian Hobday	54	November 1, 2014	President and Director
Michael Wilcox	74	March 31, 2015	Director and CEO
Robert Sand	32	April 28, 2015	CEO, President and Director
Darren Hamans	46	May 8, 2015	Director
Jason Spatafora	37	August 1, 2015 and September 29, 2015	Director and President
Adam Heimann	32	September 10, 2015	Director and President

___________

*	Mr. Michael Jamison resigned from all positions with the Company on May 26, 2014.
*	Mr. William Coogan resigned from all positions with the Company on October 31, 2014
*	Mr. Thomas Crom resigned from all positions effective October 31, 2014
*	Mr. Ian Hobday resigned from all positions effective March 31, 2015
*	Mr. Darren Hamans resigned as a Director effective August , 2015
*	Mr. Michael Wilcox resigned from all positions effective
*	Mr. Robert Sand resigned from all positions effective September 12, 2015
*	Mr. Adam Heimann resigned from all positions effective September 11, 2015

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

On April 28, 2015 Robert Sand was seated as Chief Executive Officer, President and Chairman of the Board of Directors. Mr. Sand has extensive experience developing new businesses and start-ups. Mr. sand resigned on September 12, 2015.

On May 8, 2015 Darren Hamans was seated as a Director. Mr. Hamans has extensive experience developing new businesses and start-ups. Mr. Hamans started his management career with the Canadian based Meridian/Wolsely as the Territory Manager for five years where he was instrumental in developing marketing programs and managing a $2,000,000 portfolio. He was CEO of Gasketmaster & Supply Corp for 14 years, based in Edmonton, Alberta-Canada; and CEO of Tri-C Industrial Supply for 4 years. More recently, Mr. Hamans was CEO of the Southern California-based Simply Talk where he developed a distribution network in South America. Mr. Hamans ceased activities with the company in July 2015.

On August 1, 2015 Jason Spatafora was seated as a Director of the Company. On September 29, 2015 Mr. Spatafora signed a replacement employment contract and became CEO, President and Chairman of the Board of Directors. Mr. Spatafora as substantial experience in marketing and public relations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

All other beneficial owners are in compliance as of the filing date.

Code of Ethics for Financial Executives

On December 31, 2009, the Company's Board of Directors approved a Code of Ethics for Financial Executives for 2010 to be signed by the Company's principal executive officer, principal financial officer, and any other senior officers with financial oversight responsibilities. A form of the Code of Ethics for Financial Executives is attached as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010. The Company will provide a copy of this policy free of charge upon written request to Jeffrey Greene, President, FBEC Worldwide, Inc., 1621 Central Ave, Cheyenne, WY 82001

Board Committees and Financial Expert

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows compensation information for services rendered in all capacities from the period since inception (January 13, 2014) through December 31, 2015. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

The below table lists the compensation of the Company's principal executive officers who served the Company in such capacities during the period since inception (January 13, 2014) through December 31, 2015. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All other Compensation ($)	Total ($)
William Coogan President, Director	2014	5,000	-0-	0	5,000
Michael Jamison President, Director	2014	16,000	-0-	0	16,000
Thomas Crom President, Director	2014	6,000	-0-	0	6,000
Ian Hobday President, Treasurer, Director	2014	25,000	-0-	-0-	25,000
Robert Sand	2015	95,625	498,421	65,678	659,724
Darren Hamans	2015	16,667	-0-	-0-	16,667
Adam Heimann	2015	-0-	-0-	-0-	-0-
Jason Spatafora	2015	75,000	189,200	-0-	264,200

Note: Bonus is not the taxable amount related to Mr. Sand or Mr. Spatafora issuance of 150,000,000 or 2,000,000 common shares. Internal Revenue Service rules related to taxable values are different from the reporting rules of the Securities and Exchange Commission.

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

Employment Agreement with Robert Sand

Robert Sand entered into an employment contract to be Chairman of the Board of Directors and Chief Executive Officer on April 28, 2015. Mr. Sand will receive an annual salary of $175,000 paid in equal monthly installments. Additionally, he received 150,000,000 restricted common shares that fully vest on April 27, 2016 and will also receive $75,000 in restricted common stock at each anniversary date of the contract at a 50% discount to market of the volume weighted average of the prior ten days to the anniversary date. His contract was changed in June 2015 to increase his salary to $295,000. Mr. Sand resigned September 12, 2015.

Employment Agreement with Darren Hamans

Darren Hamans entered into an employment agreement to provide corporate business development and be a corporate director on May 8, 2015. Mr. Hamans will receive $100,000 per annum in salary to be paid in equal installments. Additionally, he will receive $50,000 in restricted common stock at the signing of the agreement and at each anniversary date of the contract at a 50% discount to market of the volume weighted average of the prior ten days to the anniversary date. Mr. Hamans ceased association with the Company in July 2015.

Employment Agreement with Jason Spatafora

Jason Spatafora entered into an employment agreement to provide marketing development and later to become President of the Company on August 1, 2015 and September 29 , 2015. Mr. Spatafora will receive $15,000 per month in salary and 2,000,000 restricted shares of common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of May 17, 2016, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise listed below, the address of each person is c/o Jeffrey Greene, President, FBEC Worldwide, Inc., 1621 Central 167,847,598 shares of Common Stock outstanding as of May 18, 2016.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
Jason Spatafora, President, Director	2,000,000	1.19%
All Current Officers and Directors (1 person)	2,000,000	1.19%
Adam Heimann or Midam Ventures LLC	50,000,000	29.79%
Robert Sand CEO, President, Director or S&L Capital LLC	53,406,528	31.82%
Michael Wilcox Director	0	0.00%
Darren Hamans Director	0	0.00%
William Coogan President, Director	5,000	0.00%
Michael Jamison President, Director	0	0.00%
Thomas Crom President, Director	0	0.00%
Ian Hobday President, Director	0	0.00%
Former Officers and Directors as a group (8 persons)	103,411,528	61.61%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In March 2014, the Company issued to officers and directors, and a prior officer a total of 25,750 common shares for the settlement of $93,500 of liabilities resulting in a loss on the extinguishment of liabilities of $12,000 for the period from January 13, 2014 (date of inception) through December 31, 2015.

As of June 26, 2014, the Company owed $43,000 in accrued salary to a former officer and director which was disposed along with the disposal of the subsidiary and recorded as a gain on sale of subsidiary.

During 2014, liabilities owed to a prior affiliate of the Company, of $9,767 and to an entity controlled by the prior affiliate of $16,858 were converted to notes payable totaling $26,625. The notes are unsecured, due on demand and bear no interest.

In May 2015, the Company issued 150,000,000 common shares to Robert Sand as a signing bonus related to his employment contract.

In August 2015, the Company agreed to issue 10,000,000 common shares to Jason Spatafora related to his employment contract. The share amount was reduced to 2,000,000 in September 2015 and as of this filing have not been issued.

As of December 31, 2015, the Company has outstanding advances to former officers and directors aggregating $22,675. The advances are unsecured, due on demand and bear no interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred aggregate fees and expenses of $28,000 for fiscal 2014 and 2015 for services rendered by MaloneBailey, LLP for the audit of our 2014 financial statements and reviews of two quarters 2015.

We incurred aggregate fees of $20,000 for the 3rd quarter 2015 review and 2015 annual audit from Pinaki and Associates LLP.

Audit-Related Fees

We incurred no fees or expenses for the 2014 and 2015 fiscal years for professional services rendered by RBSM LLP, MaloneBailey, LLP or Pinaki and Associates LLP other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2014 and 2015 fiscal years for professional services rendered by RBSM LLP or MaloneBailey, LLP for tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2014 and 2015 fiscal years for any other products or professional services rendered by RBSM LLP or MaloneBailey, LLP other than as described above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation filed June 3, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009).
3.2	Certificate of Amendment to the Articles of Incorporation effective February 4, 2010 (to change name to Frontier Beverage Company, Inc.) (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Commission on December 16, 2004).
3.4	Amendment to Bylaws of Frontier Beverage Company, Inc. (f/k/a Assure Data, Inc.) (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Commission on August 20, 2010).
3.5	Amended and Restated Articles FBEC Worldwide, Inc., State of Wyoming (incorporated by reference to Exhibit 3.5 of the Current Report Form 8-K filed with the Commission on March 22, 2016)
10.1	Purchase Agreement between Frontier Beverage Company, Inc. and Innovative Beverage Group Holdings, Inc. dated March 1, 2010 (incorporated by reference to Exhibit 10.0 of the Company’s Report on Form 8-K filed with the Commission on March 5, 2010).
10.2	Demand Promissory Note payable to HBB, LLC dated November 12, 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010). (1)
10.3	Contract by and Between Beckerman and Frontier Beverages, dated effective as of March 15, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2010).
10.4	Employment Agreement with Terry Harris (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on July 7, 2010). (1)
10.5	Employment Agreement with Timothy Barham (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the Commission on July 7, 2010). (1)
10.6	Universal Note and Security Agreement by and among Frontier Beverage Company, Inc. and Empire Food Brokers, Inc. (Borrowers) and Trust One Bank (Lender) dated June 23, 2010. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010). (1)
10.7	Demand Promissory Note payable to Terry Harris dated April 15, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010).(1)
10.8	Demand Promissory Note payable to Timothy Barham dated May 12, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010). (1)
10.9	Independent Consulting Agreement with Halter Capital Corporation effective as of November 12, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the Commission on November 13, 2009).
10.10	Purchase Agreement between Frontier Beverage Company, Inc. and Gallant Acquisitions Corp. dated October 8, 2013 (incorporated by reference to Exhibit 10.10 of the Company’s Report on Form 8-K filed with the Commission on October 14, 2013.
10.11	Employment Agreement with Christopher Bailey (incorporated by reference to Exhibit 10.11 of the Company’s Report on Form 8-K filed with the Commission on October 14, 2013).
10.12	Purchase Agreement between Frontier Beverage Company, Inc. and Vinyl Groove Productions, Inc. dated February 3, 2014 (incorporated by reference to Exhibit 10.12 of the Company’s Report on Form 8-K filed with the Commission on March 3, 2014. Contract attached hereto.

10.13	Employment Agreement with Michael Jamison January 2, 2014, incorporated by reference to Exhibit 10.13 on the Company’s Report on Form 10-K filed with the Commission on June 23, 2015.
10.14	Employment Agreement with William Coogan 2014, attached hereto incorporated by reference to Exhibit 10.13 on the Company’s Report on Form 10-K filed with the Commission on June 23, 2015.
10.15	Employment Agreement with Thomas L Crom III October 1, 2014, attached hereto incorporated by reference to Exhibit 10.13 on the Company’s Report on Form 10-K filed with the Commission on June 23, 2015.
10.16	Employment Agreement with Ian Hobday (incorporated by reference to the of the Company’s Report on Form 8-K filed with the Commission on November 5, 2014)
10.17	Employment Agreement with Robert Sand (incorporated by reference to the of the Company’s Report on Form 8-K filed with the Commission on May 1, 2015)
10.18	Purchase Agreement between G Randall and Son (incorporated by reference to the of the Company’s Report of Form 8-K filed with the Commission on June 30, 2015)
10.19	Employment Agreement with Darren Hamans (incorporated by reference to the of the Company’s Report of Form 8-K filed with the Commission on May 19, 2015)
10.20	Employment Agreement with Jason Spatafora (incorporated by reference to the of the Company’s Report of Form 8-K filed with the Commission on August 6, 2015 and again on September 30, 2015)
10.21	Employment Agreement with Jeffrey Greene (incorporated by reference to the of the Company’s Report of Form 8-K filed with the Commission on April 7, 2016)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010).
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a)*.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instances Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith.

** To be filed by amendment.

(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 19, 2016	FBEC WORLDWIDE, INC.

	By:	/s/ Jeffrey Greene
Jeffrey Greene
President (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey Greene Jeffrey Greene	President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 19, 2016

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste # 113

Newark, DE 19711

Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

FBEC Worldwide, Inc.

Cheyenne, Wyoming

We have audited the accompanying consolidated balance sheet of FBEC Worldwide, Inc. (formerly Frontier Beverage Company, Inc.) (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended at December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of December 31, 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period from January 13, 2014 (inception) to December 31, 2014 were audited by other auditors whose report thereon, dated June 22, 2015, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FBEC Worldwide, Inc. (formerly Frontier Beverage Company, Inc.) as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2015 and for the period from January 13, 2014 (inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinaki & Associates, LLC

Newark, DE

May 19, 2016

FBEC WORLDWIDE, INC.

(FORMERLY FRONTIER BEVERAGE COMPANY INC.)

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$45,309	$–
Inventory	16,844	–

Total current assets	62,153	–
Fixed assets:
Intangible Asset	50,000	–

Total Assets	$112,153	$–

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	$35,495	$15,281
Accrued expenses	87,842	46,175
Notes payable (Related Parties)		26,625
Convertible notes payable	951,465	131,439
Current portion of Derivative Liabilities	543,139	902,551

Total current liabilities	1,617,941	1,122,071

Long term Liabilities:
Long Term portion of Derivative Liabilities	449,931	–

Total liabilities	$2,067,872	$1,122,071

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized 1,000 and 10,000 shares respectively issued and outstanding	1	10
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 268,847,666 and 2,244,413 shares respectively issued and outstanding	268,848	2,244
Additional paid-in capital	3,090,352	132,567
Retained earnings	(5,314,920)	(1,256,892)

Total stockholders' equity:	(1,955,719)	(1,122,071)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,153	$–

The accompanying notes are integral part of these financials statements.

FBEC WORLDWIDE, INC.

(FORMERLY FRONTIER BEVERAGE COMPANY INC.)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2015	January 13, 2014 (inception) to December 31, 2014

Net revenues:
Sales	$3,129	$–
Total net revenues	3,129	–

Cost of Goods Sold	2,313	–

Gross Income	816	–
Operating expenses:
General, selling and administrative expenses	1,826,480	176,969
Salaries and wages	994,996	52,000

Total operating expenses	2,821,476	228,969

Income (loss) from operations	(2,820,660)	(228,969)

Other income (expense)
Interest expense	(62,430)	(156,588)
Loss on derivative liability	(1,511,589)	(910,064)
Other income	336,651	38,729

Total other income (expense)	(1,237,368)	(1,027,923)

Income (loss) before income tax	(4,058,028)	(1,256,892)

Provision for income taxes

Net income (loss)	$(4,058,028)	$(1,256,892)

Basic income (loss) per share	$(0.02)	$(1.85)
Diluted income (loss) per share	$(0.02)	$(1.85)
Weighted average shares - Basic	163,564,942	680,199
Weighted average shares - Diluted	163,564,942	680,199

The accompanying notes are integral part of these financials statements.

FBEC WORLDWIDE, INC.

(FORMERLY FRONTIER BEVERAGE COMPANY INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	January 13, 2014 (inception) to December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$(4,058,028)	$(1,256,892)
Adjustments to reconcile net income to net cash provided by operating activities
Loss on Derivative Liabilities	1,511,589	910,064
Common Stock issued for signing bonus	959,821	–
Common Stock issued for services	1,171,900	54,100
Gain on sale of subsidiary		(53,329)
Amortization of debt discount	(234,020)	153,344
Gain (loss) on extinguishment of liabilities	(336,651)	14,600
Loss on Debt converted to Stock		625

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Inventory	(16,844)	–
Increase (decrease) in:
Accounts Payable	20,214	127,990
Accrued Expenses	41,667	39,498

Net Cash Provided (Used) in Operating Activities	(940,352)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible debt	985,661	10,000

Net Cash Provided by Financing Activities	985,661	10,000

NET INCREASE IN CASH	45,309	–

CASH AT BEGINNING OF PERIOD	–	–

CASH AT END OF PERIOD	$45,309	$–

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	–	–
Income taxes paid	–	–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt	33,068	302,244
Resolution of derivative liabilities	1,059,592	–
Common stock issued in reverse merger	–	1,093,332
Accounts payable converted to convertible debt	26,625	143,111
Related party liabilities converted to debt	–	26,858
Founders shares	–	10
Common shares issued and held in escrow	–	15
Common stock issued for settlement of liabilities	33,068	1,500
Common stock issued for settlement of liabilities to related parties	–	93,500
Debt discount due to derivative liabilities	51,703	153,344

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.

(FORMERLY FRONTIER BEVERAGE COMPANY INC.)

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, at inception	–	–	–	–	$–	$–	$–
Founder shares	10,000	10	–	–	–	–	10
Common stock issued in reverse merger	–	–	138,781	139	(1,093,481)	–	(1,093,342)
Common stock issued for services	–	–	19,250	19	54,081	–	54,100
Common stock issued for extinguishment of liabilities	–	–	1,000	1	4,099	–	4,100
Common stock issued for extinguishment of liabilities to related parties	–	–	25,750	25	105,475	–	105,500
Common shares issued in escrow	–	–	15,000	15	(15)	–	–
Shares issued upon conversion of debt	–	–	2,044,632	2,045	300,824	–	302,869
Resolution of derivative liabilities	–	–	–	–	761,584	–	761,584
Net loss	–	–	–	–	–	(1,256,892)	(1,256,892)

Balance, December 31, 2014	10,000	10	2,244,413	2,244	$132,567	$(1,256,892)	$(1,122,071)

Shares issued for signing bonus	–	–	152,000,000	152,000	1,019,900	–	1,171,900
Shares issued for services	–	–	26,339,226	26,339	933,482	–	959,821
Stock issued for conversion of debt	–	–	34,857,499	34,858	(1,790)	–	33,068
Resolution of derivative liabilities	–	–	–	–	1,059,592	–	1,059,592
Preferred share cancellation	(1)	–	–	–	–	–	–
Shares issued for preferred conversion	(8,999)	(9)	53,406,528	53,407	(53,398)	–	–
Net loss	–	–	–	–	–	(4,058,028)	(4,058,028)
Balance, December 31, 2015	1,000	1	268,847,666	268,848	$3,090,353	$(5,314,920)	$(1,955,718)

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.

(FORMERLY FRONTIER BEVERAGE COMPANY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS AND GOING CONCERN

Organization and Business

FBEC Worldwide, Inc., f/k/a Frontier Beverage Company, Inc. (the "Company", “FBEC”, “we”, “us” or “our”) is a Wyoming corporation that was formed in November 2002 and commenced operations in April 2003. The Company was originally formed to provide fully automated remote data backup services for small to medium sized businesses. Currently, the Company is engaged in developing additional beverage products.

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

In June 2014, the Company entered into an agreement to be the distributor at retail of a oil emulsification product used to separate oil from various waste streams produced from oil wells, and oil storage or shipping. The Company agreed to issue 5,000 Series C preferred shares, when available, after filing a designation which will be earned upon issuance. As of the date of this report, the Series C Preferred Stock designation has not been filed nor have any preferred shares been issued under the agreement. The product is no longer marketed by the Company.

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

On June 29, 2015, the Company entered into an Intellectual Property Purchase Agreement, Consulting Agreement, and Royalty Agreement with G. Randall & Sons, Inc. These agreements provide for the asset purchase of the proprietary hemp-based formula used in the Company’s beverage energy shot. G. Randall and Sons will provide ongoing consulting services in blending new formula(s) and working directly with FBEC to improve and blend existing formulas. The Company purchased the asset for $50,000. The purchase includes a $15,000 cash payment and a $35,000 8% Convertible Note with a 6 month maturity date and conversion features of 75% of the average closing price 20 days previous to conversion.

On November 12, 2015, the Company entered into a joint venture agreement operating as FBEC CBD Globe LLC. The joint venture provides the Company with a product pipeline and revenue stream from the products of CBD Globe Distributors Ltd. The Company is responsible to provide various services for the venture. All revenue from the CBD Globe product line are to be received by the venture. The venture is for one year and may be terminated by either party with 30 day written notice as long as all conditions in the contract have been met (see Form 8-K filed with the Securities and Exchange Commission on November 17, 2015).

On November 30, 2015, the Company entered into a joint venture agreement operating as FBEC Dube Group LLC. The joint venture provides the Company with a product pipeline and revenue stream from the products of Dube Hemp Beverages, Inc. The Company is responsible to provide various services for the venture. All revenue from the Dube product line are to be received by the venture. The venture is for one year and may be terminated by either party with 30 day written notice as long as all conditions in the contract have been met (see Form 8-K filed with the Securities and Exchange Commission on November 30, 2015).

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At December 31, 2015, the Company has an accumulated deficit of $5,314,920, and for the year ended December 31, 2015 incurred net loss of $4,058,028. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents. In the future, the Company may periodically make deposits with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank. As of December 31, 2015, the Company had $45,309 cash or cash equivalents.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of wholly-owned subsidiaries Blue 22 Entertainment, Inc. and 22 Social Club, Inc. and 90% owned Dance Broadcast System, Inc. All intercompany accounts and transactions have been eliminated. All subsidiaries had been sold or disposed of at December 31, 2014. There were no activities of the joint ventures entered into in 2015.

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

Net Loss per Share

The Company calculates earnings per share (“EPS”) based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period. Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock), shares underlying convertible debt and warrants. During the year ended December 31, 2015, all shares underlying the convertible debt were excluded as their impact would have been anti-dilutive.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB ASC 740 “Accounting for Income Taxes” as of its inception which requires an asset and liability approach to calculating deferred income taxes. Pursuant to FASB ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Notes Payable

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the loan. For the year ended December 31, 2015, the Company incurred amortization expense of $51,703 associated with debt discounts related to derivative liabilities.

Fair Value of Financial Instruments

The Company assessed the classification of its derivative financial instruments as of December 31, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2014 and 2015, the Company did not have any other financial instruments.

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

At December 31, 2015, the Company financial instruments consist of the derivative liabilities related to convertible notes which were valued using the Black-Scholes Pricing model, a level 3 input.

Recurring Fair Value Measure	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities as of December 31, 2015	–	–	$ 993,070	$ 993,070

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2015.

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

During 2014, liabilities owed to a former affiliate of the Company, of $9,767 and an entity controlled a former affiliate of the company of $16,858 were converted to notes payable totaling $26,625. The notes are unsecured, due on demand and bear no interest.

As of December 31, 2015, the Company has outstanding advances to former officers and directors aggregating $22,675. The advances are unsecured, due on demand and bear no interest.

On April 28, 2015 Vinyl Groove Productions sold controlling interest of the Company to S & L Capital LLC.

On May 1, 2015 S&L Capital LLC converted 8,999 Series A preferred shares to 53,406,528 restricted common shares. The Company issued 150,000,000 restricted common shares to Robert Sand as required by his employment contract.

On September 12, 2015, Midam Ventures LLC bought controlling interest of the Company by purchasing 1,000 Preferred Series A shares from S&L Capital LLC. One share of the Series A Preferred Stock was canceled.

NOTE 6 – STOCKHOLDERS’ DEFICIT

At December 31, 2015, the Company had 5,000,000,000 authorized shares of Common Stock and 20,000,000 authorized shares of Preferred Stock, both with a par value of $0.001 per share.

Preferred Stock

At December 31, 2015, the Company had 1,000 share of its Series A Preferred Stock issued and outstanding. The shares were issued to founders at inception on January 13, 2014. We are authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. If the Company issues shares of Preferred Stock and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Common Stock

At December 31, 2015, the Company had 268,847,666 shares of its Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.

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

In June 2015, agreements were reached to issue 10,000,000 restricted common shares for services which partially issued in June and completed in July with a value of $927,000.

In August 2015, the Company issued 10,007,499 common shares for debt conversion with a value of $13,057.

In September 2015, the Company issued 4,000,000 restricted common shares for services with a value of $81,600 . 6,250,000 restricted common shares were issued for debt conversion with a value of $12,500. The Company entered into an agreement to issue 2,000,000 restricted common shares per an officer employment contract with a value of $189,200. These employment shares are included in this filing but have not been issued.

In October 2015, the Company issued 3,100,000 common shares for $310 in debt conversion.

In November 2015, the Company issued 2,000,000 restricted common shares for services with a value of $62,000.

In December 2015, the Company entered into an agreement to issue 5,000,000 restricted common shares for services no value has been assigned as services had not been performed prior to December 31, 2015. The value these shares have been included common shares with an offset to additional paid in capital in these financial statements but were not issued as of its filing.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

At December 31, 2015 convertible notes payable consisted of the following:

December 31, 2015
Convertible notes payable	$951,465
Unamortized debt discounts	(234,020)
Total	$717,445

Certain of the Company’s outstanding convertible notes are secured by 15,000 common shares of the Company which were issued and held in escrow as of December 31, 2015. Still hold as of the date of filing.

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

Dividend yield:	-0-%
Expected volatility	maximum
Market value of common stock	$ 3.00
Risk free rate:	0.05%

The fair value of all outstanding embedded derivatives was determined to be $902,551 at December 31, 2014 using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Expected volatility	maximum
Market value of common stock	$ 0.0103
Risk free rate:	0.03%

During 2014 and 2015, the Company adjusted the recorded fair value of the derivative liability on the dates of conversion of these notes. The aggregate fair value of these embedded derivative liabilities on the dates of conversion was determined to be $399,953 and this amount was reclassified to equity on the date of resolution of these derivative liabilities. The fair value was estimated using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Expected volatility	maximum
Market value of common stock	$0.0013 - $1.60
Risk free rate:	0.03% - 0.05%

The aggregate loss associated with these derivative liabilities was $701,777 for the period from January 13, 2014 (date of inception) through ended December 31, 2015 due to the change in fair value.

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

Note issued on May 15, 2015 with a maturity date of November 15, 2015:

On May 15, 2015, a convertible note agreement was entered into for a total of $37,500 with an interest of 0% per annum. The agreement allows conversion into shares of common stock at 38% discount to the lowest intraday trading prices during the 20 days prior to conversion date. The note became convertible at its maturity on November 15, 2015. No conversions have been made and the note is in default which triggers 10% interest per annum until paid on the face value of the note beginning on the maturity date.

The Company identified embedded derivatives related to the Convertible Promissory Note as of its maturity date. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each conversion date and subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $62,556 of the embedded derivative.

The initial fair value of the embedded debt derivative of $62,556 was allocated as a debt discount up to the face value of the note ($37,500) with the remaining $25,056 recognized as a loss on derivative liabilities. The debt discount of $4,687 was amortized to derivative expense during 2015.

The fair value of the embedded derivative under this note was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	429 to 526%
Market value of common stock	$0.027 - $.034
Risk free rate:	0.50%

The aggregate loss associated with these derivative liabilities was $121,487 for the year ended December 31, 2015 due to the change in fair value.

Note issued on May 29, 2015:

On May 29, 2015, a convertible note agreement was entered into for a total of $25,000 with an interest of 8% per annum. The agreement allows conversion into shares of common stock at the lower of $0.01 or 50% discount to the lowest intraday trading prices during the 20 days prior to conversion date. The note was immediately convertible and $12,500 of the note has been converted. The note is in default.

The Company identified embedded derivatives related to the Convertible Promissory Note as of its maturity date. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each conversion date and subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $422,306 of the embedded derivative.

The initial fair value of the embedded debt derivative of $422,306 was allocated as a debt discount up to the face value of the note ($25,000) with the remaining $397,306 recognized as a loss on derivative liabilities. The debt discount was fully amortized to derivative expense during 2015.

The fair value of the embedded derivative under this note was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	562 to 605%
Market value of common stock	$0.027 - $.051
Risk free rate:	0.49%

The aggregate loss associated with these derivative liabilities was $581, 203 for the year ended December 31, 2015 due to the change in fair value and loss on conversion.

Note issued on June 11, 2015 with a maturity date of December 11, 2015:

On June 11, 2015, a convertible note agreement was entered into for a total of $75,000 with an interest of 0% per annum. The agreement allows conversion into shares of common stock at 37.5% discount to the lowest intraday trading prices during the 15 days prior to conversion date. The note became convertible at its maturity on December 11, 2015. No conversions have been made and the note is in default which triggers 12% interest per annum until paid on the face value of the note beginning on the maturity date.

The Company identified embedded derivatives related to the Convertible Promissory Note as of its maturity date. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each conversion date and subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $99,047 of the embedded derivative.

The initial fair value of the embedded debt derivative of $99,047 was allocated as a debt discount up to the face value of the note ($75,000) with the remaining $24,047 recognized as a loss on derivative liabilities. The debt discount of $2,260 was amortized to derivative expense during 2015.

The fair value of the embedded derivative under this note was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	426 to 560%
Market value of common stock	$0.027 - $.031
Risk free rate:	0.68%

The aggregate loss associated with these derivative liabilities was $216,037 for the year ended December 31, 2015 due to the change in fair value.

Note issued on June 17, 2015 with a maturity date of December 17, 2015:

On June 17, 2015, a convertible note agreement was entered into for a total of $75,000 with an interest of 0% per annum. The agreement allows conversion into shares of common stock at 37.5% discount to the lowest intraday trading prices during the 15 days prior to conversion date. The note became convertible at its maturity on December 11, 2015. No conversions have been made and the note is in default which triggers 12% interest per annum until paid on the face value of the note beginning on the maturity date.

The Company identified embedded derivatives related to the Convertible Promissory Note as of its maturity date. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each conversion date and subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $118,368 of the embedded derivative.

The initial fair value of the embedded debt derivative of $118,368 was allocated as a debt discount up to the face value of the note ($75,000) with the remaining $43,368 recognized as a loss on derivative liabilities. The debt discount of $1,663 was amortized to derivative expense during 2015.

The fair value of the embedded derivative under this note was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	426 to 560%
Market value of common stock	$0.027 - $.031
Risk free rate:	0.68%

The aggregate loss associated with these derivative liabilities was $216,037 for the year ended December 31, 2015 due to the change in fair value.

Note issued on August 26, 2015:

On August 26, 2015, a convertible note agreement was entered into for a total of $30,000 with an interest of 8% per annum. The agreement allows conversion into shares of common stock at 50% discount to the lowest intraday trading prices during the 10 days prior to conversion date.

The Company identified embedded derivatives related to the Convertible Promissory Note as of its maturity date. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each conversion date and subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $77,517 of the embedded derivative.

The initial fair value of the embedded debt derivative of $77,517 was allocated as a debt discount up to the face value of the note ($30,000) with the remaining $47,517 recognized as a loss on derivative liabilities. The debt discount of $35,509 was fully amortized to derivative expense during 2015.

The fair value of the embedded derivative under this note was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	142 to 605%
Market value of common stock	$0.027 - $.056
Risk free rate:	0.49%

The aggregate loss associated with these derivative liabilities was $83,611 for the year ended December 31, 2015 due to the change in fair value.

Note issued on August 26, 2015:

On August 26, 2015, a convertible note agreement was entered into for a total of $26,625 with an interest of 0% per annum. The agreement allows conversion into shares of common stock at 50% discount to the lowest intraday trading prices during the 20 days prior to conversion date. The note was immediately convertible and has been fully converted as of August 31, 2015.

The Company identified embedded derivatives related to the Convertible Promissory Note as of its maturity date. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each conversion date and subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $68,875 of the embedded derivative.

The initial fair value of the embedded debt derivative of $68,875 was allocated as a debt discount up to the face value of the note ($26,625) with the remaining $42,250 recognized as a loss on derivative liabilities. The debt discount was fully amortized to derivative expense during 2015.

The fair value of the embedded derivative under this note was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	608 to 611%
Market value of common stock	$0.024 - $.056
Risk free rate:	0.03%

The aggregate loss associated with these derivative liabilities was $500,810 for the year ended December 31, 2015 due to the change in fair value and loss on conversion.

Note issued on December 24, 2015:

On December 24, 2015, a convertible note agreement was entered into for a total of $50,000 with an interest of 10% per annum. The agreement allows conversion into shares of common stock 50% discount to the lowest intraday trading prices during the 15 days prior to conversion date with a ceiling of $0.003.

The Company identified embedded derivatives related to the Convertible Promissory Note as of its maturity date. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each conversion date and subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $418,331 of the embedded derivative.

The initial fair value of the embedded debt derivative of $418,331 was allocated as a debt discount up to the face value of the note ($50,000) with the remaining $366,831 recognized as a loss on derivative liabilities. The debt discount of $479 was amortized to derivative expense during 2015.

The fair value of the embedded derivative under this note was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	493 to 605%
Market value of common stock	$.025 to $.027
Risk free rate:	0.07%

The aggregate loss associated with these derivative liabilities was $818,262 for the year ended December 31, 2015 due to the change in fair value.

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

The Company has net operating losses at December 31, 2015 of $5,314,920 expiring through 2034. Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal Revenue Code.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the federal statutory rate of 35% is as follows:

For the period from January 13, 2014 (date of inception) through December 31, 2015

Expected income tax benefit (loss) at statutory rate of 35%	$1,860,222
Change in valuation account	(1,860,222)

Income tax expense (benefit)	$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred Tax Assets:	2015

Tax Benefit of net operating loss carry-forward	$1,860,222
Less: valuation allowance	(1,860,222)
Deferred tax assets	-0-
Deferred tax liabilities	-0-

Net deferred tax asset	$-0-

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

If sales of Unwind Ultimate Relaxation continue future payments will be required to Innovative Beverage Group Holdings, Inc. These payments are $0.60 for each 24-pack, $0.12 for each 12-pack sold. If the formula is sold 3.5% of the sale price would be due.

NOTE 10 – SUBSEQUENT EVENTS

On February 23, 2016, the Company received from its majority shareholder 100,000,000 restricted common shares for immediate cancellation. There was no consideration to the majority shareholder.

In March 2016, the Company entered into a convertible debt agreements with total principal amount of $25,000 and 10% simple interest per annum. The note is convertible at a 70% discount to the lowest market price of the 20 days preceding the conversion request. The note is due September 21, 2016.

On March 18, 2016, the Company amended its Articles of Incorporation reducing the authorized common shares from 5,000,000,000 downward to 2,200,000,000.

On April 4, 2016, Jason Spatafora resigned from all positions. The Company entered into an employment agreement with Jeffrey Greene to become the Chief Executive Officer. The term of the agreement is one year with a base salary of $10,000 per month. Mr. Greene is to receive 50,000,000 restricted common shares and 150 Series A Preferred shares are to be transferred from their current holder. An additional bonus of 10,000,000 common shares will be due for each $500,000 in revenue up to $1,000,000 the Company receives during the term of the agreement.

