Form 10-K/A
period 2015-12-31
FBEC Worldwide Inc.
filed 2016-05-23
CIK 1311735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on May 19, 2016.

2

PART II - OTHER INFORMATION

Item 15. Exhibits

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CA	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 23, 2016	FBEC WORLDWIDE, INC.

	By:	/s/ Jeffrey Greene
Jeffrey Greene
President (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey Greene Jeffrey Greene	President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 23, 2016

4