Form 10-Q
period 2016-03-31
FBEC Worldwide Inc.
filed 2016-05-26
CIK 1311735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FBEC Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 Central Ave Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

(800) 785-4089
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

The number of shares outstanding of the Registrant’s Common Stock as of May 26, 2016 was 174,847,666.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FBEC WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$13,270	$45,309
Inventory	22,598	16,844

Total current assets	35,868	62,153
Fixed assets:
Equipment, net	837
Intangible Asset	50,000	50,000

Total Assets	$86,705	$112,153

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	$26,077	$35,495
Accrued expenses	107,874	87,842
Convertible notes payable	1,038,539	951,465
Current portion of Derivative Liabilities	1,014,923	543,139

Total current liabilities	2,187,413	1,617,941

Long term Liabilities:
Long Term portion of Derivative Liabilities	137,272	449,931

Total liabilities	$2,324,685	$2,067,872

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized 1,000 and 10,000 shares respectively issued and outstanding	1	1
Common stock, $0.001 par value, 2,200,000 and 5,000,000,000 shares authorized;174,847,666 and 2,244,413 shares respectively issued and outstanding	174,848	268,848
Additional paid-in capital	3,220,725	3,090,352
Retained earnings	(5,633,554)	(5,314,920)

Total stockholders' equity:	(2,237,980)	(1,955,719)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,705	$112,153

The accompanying notes are integral part of these financials statements.

FBEC WORLDWIDE, INC.

(FORMERLY FRONTIER BEVERAGE COMPANY INC.)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Month Ended March 31, 2016	Three Month Ended March 31, 2015

Net revenues:
Sales	$1,328	$–
Total net revenues	1,328	–

Cost of Goods Sold	981	–

Gross Income	347	–
Operating expenses:
General, selling and administrative expenses	70,905	39,546
Salaries and wages	42,500	–

Total operating expenses	113,405	39,546

Income (loss) from operations	(113,058)	(39,546)

Other income (expense)
Interest expense	(10,678)	–
Loss on derivative liability	(35,772)	639,672
Change in fair value of derivatives	(159,125)	–

Total other income (expense)	(205,575)	639,672

Income (loss) before income tax	(318,633)	600,126

Provision for income taxes	–	–

Net income (loss)	$(318,633)	$600,126

Basic income (loss) per share	$(0.00)	$0.27
Diluted income (loss) per share	$(0.00)	$0.01
Weighted average shares - Basic	209,419,027	2,244,413
Weighted average shares - Diluted	1,736,233,325	89,870,720

The accompanying notes are integral part of these financials statements.

FBEC WORLDWIDE, INC.

(FORMERLY FRONTIER BEVERAGE COMPANY INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$(318,633)	$600,126
Adjustments to reconcile net income to net cash provided by operating activities
Loss on Derivative Liabilities	31,963	(639,672)
Common Stock issued for signing bonus	–	–
Common Stock issued for services	–	–
Gain on sale of subsidiary
Amortization of debt discount	127,162	–
Gain (loss) on extinguishment of liabilities	–	–
Loss on Debt converted to Stock	35,772	–

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Inventory	(5,755)	–
Increase (decrease) in:
Accounts Payable	(390)	2,046
Accrued Expenses	33,679	37,500

Net Cash Provided (Used) in Operating Activities	(96,202)	0

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase Equipment	(837)	–

Net Cash Provided (Used) by Investing Activities	(837)	–

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible debt	65,000	–

Net Cash Provided by Financing Activities	65,000	–

NET INCREASE IN CASH	(32,039)	–

CASH AT BEGINNING OF PERIOD	45,309	–

CASH AT END OF PERIOD	$13,270	$–

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	–	–
Income taxes paid	–	–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt	$36,372	–
Resolution of derivative liabilities
Common stock issued in reverse merger
Accounts payable converted to convertible debt
Related party liabilities converted to debt
Founders shares
Common shares issued and held in escrow
Common stock issued for settlement of liabilities
Common stock issued for settlement of liabilities to related parties
Debt discount due to derivative liabilities	354,000	–

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION, GOING CONCERN AND CORRECTION OF PRIOR YEAR INFORMATION

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month period ended March 31, 2016. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted. It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2015 included in our Form 10-K filed with the Securities Exchange Commission on May 19, 2016. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the period from January 1, 2016 through December 31, 2016.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial reporting.  Basic EPS excludes dilution and is computed by dividing income available to Common Stock holders by the weighted-average number of Common Stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our convertible debt.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. During the three months ended March 31, 2016, the dilutive effect of the shares underlying the outstanding convertible debt of the Company was 1,736,233,325 and a reduction to net income of $159,125.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At March 31, 2016, the Company has an accumulated deficit of $5,633,554 and has a working capital deficit of $2,151,545. These matters raise substantial doubt about the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 2 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 2,200,000,000 shares of common stock at $0.001 par value per share and 20,000,000 shares of preferred stock at $0.001 par value per share. As of March 31, 2016 and December 31, 2015, the Company had 174,847,666 and 2,244,413 shares of common stock and 1,000 shares of Series A preferred stock issued and outstanding.

NOTE 3 – RELATED PARTIES

As of March 31, 2016 and December 31, 2015, the Company has outstanding advances to former officers and directors aggregating $22,675. The advances are unsecured, due on demand and bear no interest.

MIDAM Ventures LLC purchased 150,.000,000 restricted common shares from Robert Sand on February 26, 2016 and returned 100,000,000 shares for cancellation on February 29, 2016 with no consideration from the Company.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At March 31, 2016 and December 31, 2015, convertible notes payable consisted of the following:

	March 31, 2016	December 31, 2015
Convertible notes payable	$1,636,669	$951,445
Unamortized debt discounts	$(460,858)	$(234,020)
Total	$1,175,811	$717,445

The outstanding convertible notes bear no interest, are due on demand and are convertible into common stock at variable rates based upon discounts to the market price of the common stock. The Company identified embedded derivatives related to the outstanding convertible notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible notes and to adjust the fair value as of each subsequent balance sheet date. At March 31, 2016, the aggregate fair value of the outstanding derivative liabilities was determined to be $1,152,195. he fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions:

The fair value of the outstanding embedded derivatives of $1,152,195 at March 31, 2016 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Market price of common stock:	$0.0195
Expected volatility:	Maximum
Risk free rate:	0.59%

At March 31, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $479,374 for the three months ended March 31, 2016.

Notes in default and included in Current Notes Payable were $845,832 at March 31, 2016.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2015 and December 31, 2014:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016

Liabilities:
Derivative liabilities	$1,152,195	$–	$–	$1,152,195

December 31, 2015
Liabilities:
Derivative liabilities	$993,070	$–	$–	$993,070

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2015:

Derivative Liabilities
Balance, December 31, 2015	$993,070
Additions at fair value	637,499
Change in fair value	(479,374)
Balance, March 31, 2016	$1,152,195

NOTE 6 – NOTES PAYABLE

In February 2016, the Company entered into a convertible debt agreement with a principal amount of $40,000 with 0% interest per annum. This note is convertible at a 38% discount to the lowest market price of the 15 days preceding the conversion request. This note becomes convertible at or after maturity. The default interest rate is 12% per annum.

In March 2016, the Company entered into a convertible debt agreement with a principal amount of $25,000 with 10% interest per annum. This note is convertible at a 70% discount to the lowest market price of the 20 days preceding the conversion request. These notes are convertible at any time at the option of the holder. The default interest rate is 12% per annum.

NOTE 7– SUBSEQUENT EVENTS

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as with our unaudited financial statements and the notes thereto included elsewhere herein.

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

Overview

FBEC Worldwide is an innovative beverage company dedicated to offering proprietary products focused towards significant target markets, both domestic and abroad. We are committed to increasing our market size and scope through the optics of creative marketing and most importantly customer satisfaction. Our growth strategies will focus on a number of major initiatives including, unique branding opportunities that will be targeted at key demographic groups, and to develop strong community and distributor relationships.

As we look ahead FBEC Worldwide will develop and build name brands focused on strong rates of growth within key fundamental consumer groups. Our company is dedicated to becoming a leading developer of name brand beverage alternatives geared specifically towards large, significantly important demographics within major markets.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At March 31, 2016, the Company has an accumulated deficit of $5,633,554 and has a working capital deficit of $2,128,870. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore these matters raise substantial doubt about the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 19, 2017.

Liquidity and Capital Resources

We began current operations in February 2014 and have yet to attain a level of operations which allows us to meet our current overhead requirements. We do not contemplate attaining profitable operations prior to 2017 and there is no assurance that such an operating level will ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of March 31, 2016, the Company’s cash balance was $13,270. Outstanding debt as of March 31, 2016 totaled $2,324,685, which is attributable accounts payable and accruals of $133,951, derivative liability $1,152,213 and loans and advances of $1,038,521. The Company’s working capital deficit as of March 31, 2016 was $2,128,270.

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

Results of Operations

For the three months ended March 31, 2015 and 2016, the Company’s revenue totaled $0 and $1,328, for which its respective cost of revenues totaled $0 and $981.

For the three months ended March 31, 2015 and 2016, the Company had operating expenses totaling $39,546 and $113,405, respectively. These costs were primarily from wages and consulting fees.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that occurred during 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no unreported sales of unregistered securities during the three months ended March 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T**

* Filed herewith.

** To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 26, 2016	FBEC WORLDWIDE, INC.

	By:	/s/ Jeffrey Greene
Jeffrey Greene
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)

