Form 10-Q/A
period 2016-03-31
FBEC Worldwide Inc.
filed 2016-05-27
CIK 1311735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. Revisions were made to Note 4, Convertible Notes Payable. No other changes have been made to the Form 10-Q, as originally filed on May 26, 2016.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FBEC WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$13,270	$45,309
Inventory	22,598	16,844

Total current assets	35,868	62,153
Fixed assets:
Equipment, net	837
Intangible Asset	50,000	50,000

Total Assets	$86,705	$112,153

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	$26,077	$35,495
Accrued expenses	107,874	87,842
Convertible notes payable	1,038,539	951,465
Current portion of derivative liabilities	1,014,923	543,139

Total current liabilities	2,187,413	1,617,941

Long term Liabilities:
Long Term portion of derivative liabilities	137,272	449,931

Total liabilities	$2,324,685	$2,067,872

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized 1,000 and 1,000 shares respectively issued and outstanding	1	1
Common stock, $0.001 par value, 2,200,000,000 and 5,000,000,000 shares authorized;174,847,666 and 2,244,413 shares respectively issued and outstanding	174,848	268,848
Additional paid-in capital	3,220,725	3,090,352
Retained earnings	(5,633,554)	(5,314,920)

Total stockholders' equity:	(2,237,980)	(1,955,719)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,705	$112,153

The accompanying notes are integral part of these financials statements.

FBEC WORLDWIDE, INC.

(FORMERLY FRONTIER BEVERAGE COMPANY INC.)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Month Ended March 31, 2016	Three Month Ended March 31, 2015

Net revenues:
Sales	$1,328	$–
Total net revenues	1,328	–

Cost of Goods Sold	981	–

Gross Income	347	–
Operating expenses:
General, selling and administrative expenses	70,905	39,546
Salaries and wages	42,500	–

Total operating expenses	113,405	39,546

Income (loss) from operations	(113,058)	(39,546)

Other income (expense)
Interest expense	(10,678)	–
Loss on derivative liability	(31,963)	639,672
Change in fair value of derivatives	(162,934)	–

Total other income (expense)	(205,575)	639,672

Income (loss) before income tax	(318,633)	600,126

Provision for income taxes	–	–

Net income (loss)	$(318,633)	$600,126

Basic income (loss) per share	$(0.00)	$0.27
Diluted income (loss) per share	$(0.00)	$0.01
Weighted average shares - Basic	209,419,027	2,244,413
Weighted average shares - Diluted	1,736,233,325	89,870,720

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

MIDAM Ventures LLC purchased 150,000,000 restricted common shares from Robert Sand on February 26, 2016 and returned 100,000,000 shares for cancellation on February 29, 2016 with no consideration from the Company.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At March 31, 2016 and December 31, 2015, convertible notes payable consisted of the following:

	March 31, 2016	December 31, 2015
Convertible notes payable	$1,499,397	$951,465
Unamortized debt discounts	(460,858)	(234,020)
Total	$1,038,539	$717,445

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

May 27, 2016	FBEC WORLDWIDE, INC.

	By:	/s/ Jeffrey Greene
Jeffrey Greene
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)

