Form 10-Q
period 2016-09-30
FBEC Worldwide Inc.
filed 2017-01-05
CIK 1311735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FBEC Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 Central Ave, Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of January 4, 2017 was 135,296,083.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FBEC WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,214	$45,309
Accounts receivable	170	–
Inventories	22,443	16,844
Total Current Assets	24,828	62,153

Property, plant, and equipment, net	837	–
Intangible assets, net	50,000	50,000

Total assets	$75,665	$112,153

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$29,877	$35,495
Accrued expenses	160,112	65,167
Convertible notes payable, net of discount	913,897	951,465
Advances	22,675	22,675
Derivative liabilities	912,520	993,070
Total current liabilities	2,039,081	2,067,872

Total liabilities	$2,039,081	$2,067,872

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common stock - par value $0.001; 2,200,000,000 shares authorized; 130,095,720 and 268,847,741 shares issued and outstanding, respectively	130,096	268,848
Additional paid-in capital	3,394,071	3,847,153
Accumulated deficit	(5,487,584)	(6,071,721)
Total stockholders' deficit	(1,963,416)	(1,955,719)

Total liabilities and stockholders' deficit	$75,665	$112,153

The accompanying notes are an integral part of these consolidated financial statements.

FBEC Worldwide, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net revenues:
Net revenue	$170	$–	$1,529	$–
Total net revenues	170	–	1,529	–

Cost of Goods Sold	133	–	1,136	–

Gross Income	37	–	393	–
Operating expenses:
General, selling and administrative expenses	94,167	2,672,930	486,508	3,428,852

Total operating expenses	94,167	2,672,930	486,508	3,428,852

Income (loss) from operations	(94,130)	(2,672,930)	(486,115)	(3,428,852)

Other income (expense)
Interest expense	(160,170)	(47,625)	(481,211)	(59,909)
Gain (loss) on derivative liability	95,947	(44,956)	831,685	(692,728)
Other income (expense)	–	–	(37,022)	(18,151)

Total other income (expense)	(64,223)	(92,581)	313,452	(770,788)

Income (loss) before income tax	(158,353)	(2,765,511)	(172,663)	(4,199,640)

Provision for income taxes	–	–	–	–

Net income (loss)	$(158,353)	$(2,765,511)	$(172,663)	$(4,199,640)

Basic income (loss) per share	$–	$–	$–	$–
Diluted income (loss) per share	$–	$–	$–	$–
Weighted average shares - Basic	125,820,141	238,167,286	175,938,596	127,965,782
Weighted average shares - Diluted	1,017,351,337	238,167,286	1,067,469,792	127,965,782

The accompanying notes are integral part of these financials statements.

FBEC WORLDWIDE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(172,663)	$(4,199,640)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) Loss on derivative liabilities	(831,686)	692,728
Amortization debt discounts	399,793	53,394
Equipment expensed in settlement	–	48,314
Loss on extinguishment of liabilities	37,022	18,151
Loss on debt converted into common stock	35,772	–
Loss on derivative expenses	238,759	–
Changes in operating assets and liabilities:
Inventory	(5,599)	–
Accounts receivable	(170)	–
Accounts payable	3,410	(959)
Prepaid expenses	–	–
Accrued expenses	85,917	48,174
Net cash used in operating activities	(209,445)	(3,339,838)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(837)	(48,314)
Purchase of Formula	–	(15,000)
Net cash flow used in investing activities	(837)	(63,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable issued against services	–	200,000
Stock issued for interest	2,187	–
Stock issued for services	–	2,588,018
Proceeds from Notes Payable	–	576,750
Proceeds from Convertibles Notes Payable	215,000	75,000
Repayment of debt	(50,000)	(30,000)
Net cash provided by financing activities	167,187	3,409,768

Net increase (decrease) in cash	(43,095)	6,616
Cash, beginning of year	45,309	–
Cash, end of the period	$2,214	$6,616

The accompanying notes are integral part of these financials statements.

FBEC WORLDWIDE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION, GOING CONCERN AND CORRECTION OF PRIOR YEAR INFORMATION

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three and Nine month period ended September 30, 2016. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted. It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2015 included in our Form 10-K filed with the Securities Exchange Commission on May 19, 2016. Operating results for the three an Nine months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the period from January 1, 2016 through December 31, 2016.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial reporting. Basic EPS excludes dilution and is computed by dividing income available to Common Stock holders by the weighted-average number of Common Stock outstanding for the period. Diluted EPS reflects the maximum potential dilution that could occur from our convertible debt.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. During the three months ended September 30, 2015 and the nine months ended September 30, 2016 and 2015, the shares underlying the outstanding convertible debt were excluded as their effect would have been anti-dilutive. For the nine months ended September 30, 2016, the dilutive effect of the shares underlying the outstanding convertible debt of the Company was 891,531,196 and a reduction to net income of $399,793.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At September 30, 2016, the Company has an accumulated deficit of $5,487,584 and has a working capital deficit of $1,963,416. These matters raise substantial doubt about the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 2 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 2,200,000,000 shares of common stock at $0.001 par value per share and 20,000,000 shares of preferred stock at $0.001 par value per share. As of September 30, 2016 and December 31, 2015, the Company had 130,095,720 and 268,847,741 shares of common stock plus 1,000 and 1,000 shares of Series A preferred stock issued and outstanding, respectively (see Note 10).

NOTE 3 – RELATED PARTIES

As of September 30, 2016 and December 31, 2015, the Company has outstanding advances to former officers and directors aggregating $22,675. The advances are unsecured, due on demand and bear no interest.

In April 2015, the Company entered into a consulting agreement with Yorkshire Capital LLC. A retainer of $225,000 plus a management fee of $30,000 per month and 10% of any acquisition closed with the assistance of Yorkshire Capital LLC will be paid. During Nine months ended September 30, 2015, the Company paid $105,000 in total for consulting services, of which $90,000 was recognized as consulting expense and $15,000 was recognized as prepaid expenses. The agreement has been terminated.

In May 2015, the Company issued 150,000,000 shares of restricted common stock to the Company’s then President. These shares have a one year vesting period and were valued using the estimated enterprise value of the Company. The aggregate fair value of the award was determined to be $498,421 of which $83,070 was recognized during the nine months ended September 30, 2015 and $415,351 will be recognized over the remaining vesting period. The shares were purchased by Midam Ventures LLC and have all been cancelled. Midam Ventures LLC will have an exclusive right from February 26, 2016 to provide Investor and Public Relations services to the Company for five years.

In May 2015, the Company converted 8,999 shares of Series A Preferred stock into 53,406,528 shares of the Company’s common stock. These shares are owned by S&L Capital LLC, Robert Sand, majority owner and former President of the Company. The majority of these shares were retired in 2016.

NOTE 4 – PROPERTY AND EQUIPMENT

On September 29, 2015, the Company purchased $16,120 of office equipment and telephone equipment.

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

These assets were considered wages to Mr. Sand and removed at his resignation from the Company in September 2015.

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

NOTE 5 – INTANGIBLE ASSET

In September 2015. the Company purchased a hemp based drink formula for $50,000, paying $15,000 in cash and issuing a note for $35,000 (See Note-7 Notes Payable).

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

At September 30, 2016 and December 31, 2015, convertible notes payable consisted of the following:

	September 30, 2016	December 31, 2015
Convertible notes payable	$1,066,102	$1,185,485
Unamortized debt discounts	(151,205)	(234,020)
Total	$913,897	$951,465

The outstanding convertible notes bear interest ranging from 8% to 12% on all notes in default and three notes from inception, are due on demand and are convertible into common stock at variable rates based upon discounts to the market price of the common stock. The Company identified embedded derivatives related to the outstanding convertible notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible notes and to adjust the fair value as of each subsequent balance sheet date. At September 30, 2016, the aggregate fair value of the outstanding derivative liabilities was determined to be $913,897. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions:

The fair value of the outstanding embedded derivatives of $913,897 at September 30, 2016 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Market price of common stock:	$0.013
Expected volatility:	Maximum
Risk free rate:	0.36%

At September 30, 2016, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of 95,947 and $831,685 for the three and nine months ended September 30, 2016.

Notes in default and included in Current Notes Payable were $1,065,102 at September 30, 2016.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2016 and December 31, 2015:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Liabilities:
Derivative liabilities	$913,897	$–	$–	$913,897

December 31, 2015
Liabilities:
Derivative liabilities	$993,070	$–	$–	$993,070

The derivative liabilities are measured at fair value using the Black Scholes Option Pricing Model including quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended September 30, 2016:

Derivative Liabilities

Balance, December 31, 2015	$993,070
Additions at fair value	638,876
Change in fair value	(718,049)
Balance, September 30, 2016	$913,897

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

NOTE 9– SUBSEQUENT EVENTS

In October 2016, the Company issued 4,316,837 free trading common shares for the conversion of $17,037 in debt.

In November 2016, the Company issued a total of 5,726,526 free trading common shares for the conversion of $73,200 in debt and $6,169 in accrued interest.

In December 2016, the Company issued a total of 1,750,000 free trading common shares for the conversion of $10,500 of debt.

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

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol “FBEC.”

In September 2015, the Company entered into an Intellectual Property Purchase Agreement, Consulting Agreement, and Royalty Agreement with G. Randall & Sons, Inc. These agreements provide for the asset purchase of the proprietary hemp-based formula used in the Company’s beverage energy shot. G. Randall and Sons will provide ongoing consulting services in blending new formula(s) and working directly with FBEC to improve and blend existing formulas. The Company purchased the asset for $50,000. The purchase includes a $15,000 cash payment and $35,000 8% Convertible Note with a 6 month maturity date and conversion features of 75% of the average closing price 20 days previous to conversion. This represents a 25% discount to the average closing price 20 days previous to conversion.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At September 30, 2016, the Company has an accumulated deficit of $5,487,584 and has a working capital deficit of $1,963,416. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore these matters raise substantial doubt about the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2016.

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

As of September 30, 2016, the Company’s cash balance was $2,214. Outstanding debt as of September 30, 2016 totaled $2,039,081, which is attributable accounts payable and accruals of $214,816, derivative liability $912,520 and loans and advances of $911,745. The Company’s working capital deficit as of September 30, 2016 was $1,963,416.

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

Results of Operations

For the period from January 1, 2016 through September 30, 2016 and January 1, 2015 through September 30, 2015, the Company’s revenue totaled $1,529 and $0, for which its respective cost of revenues totaled $1,036 and $0.

For the period from January 1, 2016 through September 30, 2016 and January 1, 2015 through September 30, 2015, the Company had operating expenses totaling $486,508 and $3,428,852, respectively. These costs were primarily from wages, consulting fees and derivative expenses.

For the three months ended September 30, 2016 and three months ended September 30, 2015, the Company’s revenue totaled $31 and $0, for which its respective cost of revenues totaled $22 and $0.

For the three months ended September 30, 2016 and three months ended September 30, 2015, the Company had operating expenses totaling $94,167 and $486,508, respectively. These costs were primarily from wages, consulting fees and derivative expenses.

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

Based upon that initial evaluation, Mr. Greene concluded, upon consultation with prior management,that the Company’s disclosure controls and procedures were not effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President/CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below. These weaknesses are being addressed with the inclusion of additional board of director members and the intention to hire a Chief Financial Officer with requisite experience and knowledge of the requirements. When this is complete the Company will have an audit committee task with addressing and correcting all material weaknesses.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting that occurred during 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no unreported sales of unregistered securities during the Nine months ended September 30, 2015.

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

January 4, 2017	FBEC WORLDWIDE, INC.

	By:	/s/ Jeffrey Greene
Jeffrey Greene
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)

