Form 10-K
period 2016-12-31
FBEC Worldwide Inc.
filed 2017-05-22
CIK 1311735

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2016

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 17, 2017 was $----------- (computed by reference to the price at which the common equity was last sold ($0.0007), or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of May 17, 2017 was -----------------.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report”), the terms “we,” “us,” “our,” “FBEC,” or the “Company” refers to FBEC Worldwide, Inc. f/k/a Frontier Beverage Company, Inc., a Wyoming corporation.

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

ii

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

The term of the JV Agreement shall be one year. The JV Agreement may be terminated by either party in writing with thirty (30) days’ notice. Agreement has expired.

FBEC, through the operations of LLC, in connection with má products, an ultra-high grade certified CBD hemp oil product which comes with a flavor cartridge, vapor pen, and 1ml of ma CBD oil, will perform the following tasks:

•	Handle all digital and social media marketing; attempt to increase sales online and via wholesale channels utilizing SEO activities and Google Adword commitment.
•	Connect fulfillment centre to website and coordinate sales GUI for wholesale ordering by sales team members.
•	Data collection on retailers, distributors and wholesalers.
•	Identify, list and provide all free or discounted banner groups available.
•	Implement logistical and distribution manager to handle fulfillment needs by using inventory management software.
•	Create a tracking platform using available technology to maintain accurate records of purchase orders, accounts receivable and all other expenditures related to day to day business of má products.
•	Create marketing strategies to extend the footprint of all brands associated with the LLC by both traditional marketing means, celebrity endorsement and product placement with prior approval of strategy and marketing aims in unison with CBD as brand owners.
•	Seek funding commitments for both promotions and conventions.
•	Provide its scientific advisory team to propose ideas to CBD, test and create new products that CBD could deem unique and worth pursuing by unanimous consent of the Managing Members.
•	Seek approval from CBD in connection with the marketing of any other competing product or proposition, without such approval FBEC would be prohibited from any further activity in this respect.
•	Liaise with CBD on all proposed product pricing issues, discounts, promotions, campaigns, PR, social media, advertising and all other marketing issues with the objective of streamlining má brand and marketing campaigns worldwide.
•	Coordinate the payment to CBD of its profit distribution, pursuant to the Operating Agreement, within 10 business days of each month end.

CBD, through the operations of the LLC, will:

•	Share any future distribution pipeline opportunities with FBEC for the purpose of extending the má brand exposure in the cannabis and hemp space.
•	Design a website, and create a new e-Commerce platforms.
•	Manage of all internet properties.Direct all revenue and product flow related to the má brand in the United States through the LLC and assist FBEC in its preparation of periodic financial reports as to be filed with the Securities and Exchange Commission.

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

The term of the JV Agreement shall be one year. The JV Agreement may be terminated by either party in writing with thirty (30) days’ notice. The agreement has expired.

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

Research and Development

During 2016, the Company dedicated no funds to research and development. However, in light of our operational focus, we anticipate that we will allocate little funds, to the extent available, for future research and development of energy drink products.

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

We need to discuss the issue with prior director if it is unresolved.

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

Year Ended	High	Low
Fiscal Year 2015
Fourth Quarter	$0.06	$0.02
Third Quarter	$0.13	$0.01
Second Quarter	$0.12	$0.01
First Quarter	$0.02	$0.01

Fiscal Year 2016
Fourth Quarter	$0.05	$0.007
Third Quarter	$0.03	$0.005
Second Quarter	$0.05	$0.01
First Quarter	$0.04	$0.01

On May 17, 2017, the last sale price of our Common Stock reported by the OTCQB was $0.0007.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of May 17, 2017, we had -- holders of record of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of May 17, 2017, we had ------------ shares of our Common Stock outstanding to these parties.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There are no unreported sales of unregistered securities during the year ended December 31, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the Company or affiliated purchasers during the year ended December 31, 2016.

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

Basis of Presentation of Financial Information

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At December 31, 2016, the Company has an accumulated deficit of approximately $6,141,739 and for the year ended December 31, 2016, incurred net gain of approximately $187,571. Management's plans to increase operations to include the marketing of the oil emulsification products by obtaining additional funds through the issuance of securities or borrowings. Accordingly, management is of the opinion that marketing combined with additional funding will result in improved operations and cash flow in 2016 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Liquidity and Capital Resources

As of December 31, 2016, our working capital deficit was approximately $1,275,521, our accumulated deficit was approximately $6,141,739 and our stockholders’ deficit was approximately $2,418,838. Operating loss was approximately $3,271,828 during the period from January 13, 2014 (date of inception) through December 31, 2016. Net cash outlay from operations was approximately $208,273 for the year ended December 31, 2016.

We began the operation of our current business plan in January 2014 and have not yet attained a level of revenue to allow us to meet our current overhead. We have historically reported net losses from operations and negative cash flows. Additionally, we have not yet attained a level of revenues to allow us to meet our current overhead and we had $63,199 cash at December 31, 2016. In view of these facts, the continued successful operation of the Company is dependent upon us obtaining additional financing and achieving a positive cash flow while maintaining adequate liquidity. Based on our current marketing plan and expected sales demand, we do not contemplate attaining profitable operations until 2016, and there is no assurance that such an operating level can ever be achieved. We are dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and sales and marketing expenses to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured.

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

Our change in cash is comprised of the following components for the years ended December 31:

2016
Proceeds from convertible notes payable	$307,000
Capital contributions	0
Sources of cash and cash equivalents	$307,000

Net cash used in operating activities	$208,273
Repayment of debt	80,000
Cash used in other investing activities	837
Uses of cash and cash equivalents	$289,110

Increase (decrease) in cash	$17,890

Operating Expenses

The Company's principal operating costs include the following items as a percentage and dollar value of total operating expense.

	Year Ended December 31, 2016
Human resource costs, (paid and accrued officers’ compensation)	41%	$127,500
Professional fees for legal and accounting	22%	68,774
Consulting	23%	69,998
Other	14%	42,762

Operating expenses is $309,034 as a result of the following items:

Human resource costs is from the paid and accrued officer’s compensation by the current officers of the Company.

Professional fees is primarily from audit, accounting and legal services related to operations.

Consulting is for the payment of consultants who provided, accounting, business advisory, promotional and subsidiary management services.

Other Expense, net

Other expense is primarily attributable to general office and travel costs plus a one-time impairment cost on inventory of $22,443.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Age	Date of Appointment	Position(s) Held
74	March 31, 2015	Director and CEO
32	April 28, 2015	CEO, President and Director
46	May 8, 2015	Director
37	August 1, 2015 and September 29, 2015	Director and President
32	September 10, 2015	Director and President
32	April 28, 2015	CEO, President and Director

___________

* Mr. Darren Hamans resigned as a Director effective August , 2015

Mr. Michael Wilcox resigned from all positions effective

Mr. Robert Sand resigned from all positions effective September 12, 2015

Mr. Adam Heimann resigned from all positions effective September 11, 2015

Mr. Jason Spatafora resigned from all positions effective

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

Summary Compensation Table

The table below shows compensation information for services rendered in all capacities from the period since inception (January 13, 2014) through December 31, 2016. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

The below table lists the compensation of the Company's principal executive officers who served the Company in such capacities during the period since inception (January 13, 2014) through December 31, 2016. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All other Compensation ($)	Total ($)
Ian Hobday President, Treasurer, Director	2014	25,000	-0-	-0-	25,000
Robert Sand	2015	95,625	498,421	65,678	659,724
Darren Hamans	2015	16,667	-0-	-0-	16,667
Adam Heimann	2015	-0-	-0-	-0-	-0-
Jason Spatafora	2015	75,000	189,200	-0-	264,200
	2016	42,500	-0-	-0-	42,500
Jeffrey Greene	2016	85,000	-0-	-0-	85,000

Narrative Disclosure to Summary Compensation Table

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

Employment Agreement with Jeffrey Greene

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

The following table sets forth the ownership, as of May 17, 2017, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise listed below, the address of each person is c/o Jeffrey Greene, President, FBEC Worldwide, Inc., 1621 Central Ave, Cheyenne, WY 82001. There were --- shares of Common Stock outstanding as of May 17, 2017.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage

Jeffrey Greene, President, Director	0	1.19%
All Current Officers and Directors (1 person)	0	1.19%

Jason Spatafora, President, Director	2,000,000	1.19%
Adam Heimann or Midam Ventures LLC	50,000,000	29.79%
Former Officers and Directors as a group (2 persons)	52,000,000	61.61%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In May 2015, the Company issued 150,000,000 common shares to Robert Sand as a signing bonus related to his employment contract.

In August 2015, the Company agreed to issue 10,000,000 common shares to Jason Spatafora related to his employment contract. The share amount was reduced to 2,000,000 in September 2015 and as of this filing have not been issued.

As of December 31, 2016, the Company has outstanding advances to former officers and directors aggregating $22,675. The advances are unsecured, due on demand and bear no interest.

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

We incurred aggregate fees of $30,000 for the year ended December 31, 2016 for all quarterly reviews and the year end audit from Pinaki and Associates LLP.

Audit-Related Fees

We incurred no fees or expenses for the years ended 2015 and 2016 for professional services rendered by MaloneBailey, LLP or Pinaki and Associates LLP other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2015 and 2016 fiscal years for professional services rendered by MaloneBailey, LLP for tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2015 and 2016 fiscal years for any other products or professional services rendered by MaloneBailey, LLP or Pinaki and Associates LLP other than as described above.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation filed June 3, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 3, 2009).
3.2	Certificate of Amendment to the Articles of Incorporation effective February 4, 2010 (to change name to Frontier Beverage Company, Inc.) (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Commission on December 16, 2004).
3.4	Amendment to Bylaws of Frontier Beverage Company, Inc. (f/k/a Assure Data, Inc.) (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Commission on August 20, 2010).
3.5	Amended and Restated Articles FBEC Worldwide, Inc., State of Wyoming (incorporated by reference to Exhibit 3.5 of the Current Report Form 8-K filed with the Commission on March 22, 2016)
3.6	Amendment to the Articles of FBEC Worldwide, Inc., State of Wyoming (incorporated by reference to Exhibit 3.6 of the Current Report Form 14C Def filed with the Commission on April 14, 2017).
10.1	Purchase Agreement between Frontier Beverage Company, Inc. and Innovative Beverage Group Holdings, Inc. dated March 1, 2010 (incorporated by reference to Exhibit 10.0 of the Company’s Report on Form 8-K filed with the Commission on March 5, 2010).
10.2	Demand Promissory Note payable to HBB, LLC dated November 12, 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010). (1)
10.3	Contract by and Between Beckerman and Frontier Beverages, dated effective as of March 15, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2010).
10.4	Employment Agreement with Terry Harris (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the Commission on July 7, 2010). (1)
10.5	Employment Agreement with Timothy Barham (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the Commission on July 7, 2010). (1)
10.6	Universal Note and Security Agreement by and among Frontier Beverage Company, Inc. and Empire Food Brokers, Inc. (Borrowers) and Trust One Bank (Lender) dated June 23, 2010. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010). (1)
10.7	Demand Promissory Note payable to Terry Harris dated April 15, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010).(1)
10.8	Demand Promissory Note payable to Timothy Barham dated May 12, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010). (1)
10.9	Independent Consulting Agreement with Halter Capital Corporation effective as of November 12, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the Commission on November 13, 2009).
10.10	Purchase Agreement between Frontier Beverage Company, Inc. and Gallant Acquisitions Corp. dated October 8, 2013 (incorporated by reference to Exhibit 10.10 of the Company’s Report on Form 8-K filed with the Commission on October 14, 2013).
10.11	Employment Agreement with Christopher Bailey (incorporated by reference to Exhibit 10.11 of the Company’s Report on Form 8-K filed with the Commission on October 14, 2013).
10.12	Purchase Agreement between Frontier Beverage Company, Inc. and Vinyl Groove Productions, Inc. dated February 3, 2014 (incorporated by reference to Exhibit 10.12 of the Company’s Report on Form 8-K filed with the Commission on March 3, 2014).
10.13	Employment Agreement with Michael Jamison January 2, 2014 (incorporated by reference to Exhibit 10.13 on the Company’s Report on Form 10-K filed with the Commission on June 23, 2015).
10.14	Employment Agreement with William Coogan 2014, (incorporated by reference to Exhibit 10.13 on the Company’s Report on Form 10-K filed with the Commission on June 23, 2015).
10.15	Employment Agreement with Thomas L Crom III October 1, 2014, (incorporated by reference to Exhibit 10.13 on the Company’s Report on Form 10-K filed with the Commission on June 23, 2015).
10.16	Employment Agreement with Ian Hobday (incorporated by reference to the of the Company’s Report on Form 8-K filed with the Commission on November 5, 2014).
10.17	Employment Agreement with Robert Sand (incorporated by reference to the of the Company’s Report on Form 8-K filed with the Commission on May 1, 2015).

10.18	Purchase Agreement between G Randall and Son (incorporated by reference to the of the Company’s Report of Form 8-K filed with the Commission on June 30, 2015).
10.19	Employment Agreement with Darren Hamans (incorporated by reference to the of the Company’s Report of Form 8-K filed with the Commission on May 19, 2015).
10.20	Employment Agreement with Jason Spatafora (incorporated by reference to the of the Company’s Report of Form 8-K filed with the Commission on August 6, 2015 and again on September 30, 2015).
10.21	Employment Agreement with Jeffrey Greene (incorporated by reference to the of the Company’s Report of Form 8-K filed with the Commission on April 7, 2016).
10.22	Convertible Promissory Note payable to Beaufort Capital Partners LLC dated July 8, 2015, L@ Capital LLC, dated December 20, 2016, Power Up Lending Group Ltd., dated January 16, 2017,and Crown Bridge Partners LLC, dated February 7, 2017 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 8-K filed with the Commission on February 15, 2017).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2010).
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

99.1	Temporary Hardship Exemption*
101.INS	XBRL Instances Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith.

** To be filed by Amendment.

(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 22, 2017	FBEC WORLDWIDE, INC.

	By:	/s/ Jeffrey Greene
Jeffrey Greene
President (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey Greene Jeffrey Greene	President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 22, 2017

FBEC Worldwide, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$63,199	$45,309
Accounts receivable	170	–
Inventory	–	16,844

Total current assets	63,369	62,153
Fixed assets:
Equipment	837	–
Intangible Asset	50,000	50,000

Total Assets	$114,206	$112,153

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	$54,350	$35,495
Accrued expenses	229,505	87,842
Convertible notes payable	1,054,865	951,465
Current portion of Derivative Liabilities, net of debt discount	1,063,361	1,824,031

Total current liabilities	2,402,081	2,898,833

Long term Liabilities:
Long Term portion of Derivative Liabilities	130,963	183,429

Total liabilities	$2,533,044	$3,082,262

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized 1,000 and 10,000 shares respectively issued and outstanding	1	1
Common stock, $0.001 par value, 2,200,000,000 shares authorized;138,889,083 and 268,847,741 shares respectively issued and outstanding	138,889	268,848
Additional paid-in capital	3,584,011	3,090,352
Retained earnings	(6,141,739)	(6,329,310)

Total stockholders' equity:	(2,418,838)	(2,970,109)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,206	$112,153

The accompanying notes are integral part of these financials statements.

FBEC Worldwide, Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2016	Year Ended December 31, 2015

Net revenues:
Sales	$2,529	$3,129
Total net revenues	2,529	3,129

Cost of Goods Sold	1,136	2,313

Gross Income	1,393	816
Operating expenses:
General, selling and administrative expenses	181,534	1,826,480
Salaries and wages	127,500	994,996

Total operating expenses	309,034	2,821,476

Income (loss) from operations	(307,641)	(2,820,660)

Other income (expense)
Interest expense	(2,006,900)	(62,430)
Gain (loss) derivative adjustment	2,561,577	(2,525,978)
Other income (loss)	(59,465)	336,651

Total other income (expense)	495,212	(2,251,757)

Income (loss) before income tax	187,571	(5,072,417)

Provision for income taxes	–	–

Net income (loss)	$187,571	$(5,072,417)

Basic income (loss) per share	$0.00	$(0.03)
Diluted income (loss) per share	$0.00	$(0.03)
Weighted average shares - Basic	165,639,538	163,564,942
Weighted average shares - Diluted	165,639,538	163,564,942

The accompanying notes are integral part of these financials statements.

FBEC Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2016	Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$187,571	$(5,072,417)
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on Derivative Liabilities	(955,180)	2,525,978
Common Stock issued for signing bonus	–	959,821
Common Stock issued for services	–	1,171,900
Amortization of debt discount	791,589	(234,020)
Gain (loss) on extinguishment of liabilities	(336,651)	(336,651)
Loss on Debt converted to Stock	(72,794)	–

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(170)	–
Inventory	16,844	–
Increase (decrease) in:
Accounts Payable	5,208	–
Accrued Expenses	155,310	–

Net Cash Provided (Used) in Operating Activities	(208,273)	(985,389)

CASH FLOWS FROM INVESTING ACTIVITIES

Equipment acquisition	(837)	–

Net Cash Used in Investing Activities	(837)	–

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on convertible notes payable	(80,000)	–
Proceeds from convertible debt	307,000	985,661

Net Cash Provided by Financing Activities	227,000	985,661

NET INCREASE IN CASH	17,890	272

CASH AT BEGINNING OF PERIOD	45,309	45,037

CASH AT END OF PERIOD	$63,199	$45,309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	21,238	–
Income taxes paid	–	–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt	363,700	33,068
Resolution of derivative liabilities	–	1,059,592
Accounts payable converted to convertible debt	–	26,625
Common stock issued for settlement of liabilities	–	33,068
Debt discount due to derivative liabilities	691,133	51,703

The accompanying notes are an integral part of these consolidated financial statements

FBEC Worldwide, Inc.

Consolidated Statement of Shareholder's Equity

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, at inception	–	$–	–	$–	$–	$–	$–
Founder shares	10,000	10	–	–	–	–	10
Common stock issued in reverse merger	–	–	138,781	139	(1,093,481)	–	(1,093,342)
Common stock issued for services	–	–	19,250	19	54,081	–	54,100
Common stock issued for extinguishment of liabilities	–	–	1,000	1	4,099	–	4,100
Common stock issued for extinguishment of liabilities to related parties	–	–	25,750	25	105,475	–	105,500
Common shares issued in escrow	–	–	15,000	15	(15)	–	–
Shares issued upon conversion of debt	–	–	2,044,632	2,045	300,824	–	302,869
Resolution of derivative liabilities	–	–	–	–	761,584	–	761,584
Net loss	–	–	–	–	–	(1,256,892)	(1,256,892)

Balance, December 31, 2014	10,000	10	2,244,413	2,244	$132,567	$(1,256,892)	$(1,122,071)

Shares issued for signing bonus	–	–	152,000,000	152,000	1,019,900	–	1,171,900
Shares issued for services	–	–	26,339,226	26,339	933,482	–	959,821
Stock issued for conversion of debt	–	–	34,857,431	34,858	(1,790)	–	33,068
Resolution of derivative liabilities	–	–	–	–	1,059,592	–	1,059,592
Preferred share cancellation	(1)	–	–	–	–	–	–
Shares issued for preferred conversion	(8,999)	(9)	53,406,528	53,407	(53,399)	–	(1)
Net loss	–	–	–	–	–	(5,072,418)	(5,072,418)
Balance, December 31, 2015	1,000	1	268,847,598	268,848	3,090,352	(6,329,310)	(2,970,109)

Stock issued for conversion of debt	–	–	27,041,485	27,041	336,659	–	363,700
Common share cancellation	–	–	(157,000,000)	(157,000)	157,000	–	–
Net income	–	–	–	–	–	187,571	187,571
Balance, December 31, 2016	1,000	$1	138,889,083	$138,889	$3,584,011	$(6,141,739)	$(2,418,838)

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

On March 18, 2016, the Company amended its Articles of Incorporation changing its authorized common shares to 2,200,000,000.

On April 10, 2017, the Company amended its Articles of Incorporation changing its authorized common shares to 7,700,000,000.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At December 31, 2016, the Company has an accumulated deficit of $6,141,739 and for the period from January 13, 2014 (date of inception) through December 31, 2015 incurred net loss of $6,141,739. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

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

Net Loss per Share

The Company calculates earnings per share (“EPS”) based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock outstanding plus all potentially dilutive shares of Common Stock outstanding during the period. Such potential dilutive shares of Common Stock consist of stock options, non-vested shares (restricted stock), shares underlying convertible debt and warrants. During the period from inception through December 31, 2015, all shares underlying the convertible debt were excluded as their impact would have been anti-dilutive.

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

Notes Payable

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the loan. For the year ended December 31, 2016, the Company incurred amortization expense of $791,589 associated with debt discounts related to derivative liabilities.

 Fair Value of Financial Instruments

The Company assessed the classification of its derivative financial instruments as of December 31, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2015 and 2016, the Company did not have any other financial instruments.

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

At December 31, 2016, the Company financial instruments consist of the derivative liabilities related to convertible notes which were valued using the lattice pricing model, a level 3 input.

Recurring Fair Value Measure	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities as of December 31, 2016	–	–	$1,2080,733	$1,280,733

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

NOTE 3 – SHARE CONVERSIONS

During the preparation of this filing, the Company discovered that a certain lender may have converted its debt into more common shares than is allowed by usury laws and the promissory note in place. The amount is unknown and the Company has advised the lender of the potential breach and will take all actions necessary to discern the values of an expected claim and advise the lender of the condition and the potential methods of recovery available .

NOTE 4 – RELATED PARTY TRANSACTIONS

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

During 2014, liabilities owed to a former affiliate of the Company, of $9,767 and an entity controlled of $16,858 were converted to notes payable totaling $26,625. The notes are unsecured, due on demand and bear no interest.

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

NOTE 5 – STOCKHOLDERS’ DEFICIT

At December 31, 2016, the Company had 2,200,000,000 authorized shares of Common Stock and 20,000,000 authorized shares of Preferred Stock, both with a par value of $0.001 per share.

Preferred Stock

At December 31, 2016, the Company had 1,000 shares of its Series A Preferred Stock issued and outstanding. The shares were issued to founders at inception on January 13, 2014. We are authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. If the Company issues shares of Preferred Stock and we are subsequently liquidated or dissolved, the preferred shareholders would have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.

Common Stock

At December 31, 2016, the Company had 138,889,083 shares of its Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share and are to receive dividends or other distributions when and if declared by the Company's Board of Directors.

In May 2015, the Company issued 15,500,000 common shares for the conversion of $16,500 of debt.

In June 2015, agreements were reached to issue 10,000,000 restricted common shares for services which partially issued in June and completed in July with a value of $927,000.

In August 2015, the Company issued 10,007,499 common shares for debt conversion with a value of $13,057.

In September 2015, the Company issued 4,000,000 restricted common shares for services with a value of $81,600. 6,250,000 restricted common shares were issued for debt conversion with a value of $12,500. The Company entered into an agreement to issue 2,000,000 restricted common shares per an officers employment contract with a value of $189,200. These employment shares are included in this filing but have not been issued.

In October 2015, the Company issued 3,100,000 common shares for $310 in debt conversion.

In November 2015, the Company issued 2,000,000 restricted common shares for services with a value of $62,000.

In December 2015, the Company entered into an agreement to issue 5,000,000 restricted common shares for services no value has been assigned as services had not been performed prior to December 31, 2015. The value these shares has been included common shares with an offset to additional paid in capital in these financial statements but were not issued as of its filing.

In February 2016, the Company issued 6,000,000 common shares for $600 in debt conversion.

In February the Company received and cancelled 100,000,000 common shares from a shareholder with no consideration required or paid.

In April 2016, the Company issued 4,054,054 common shares for $30,000 in debt conversion.

In June 2016, the Company received and cancelled 57,000,000 common shares from a shareholder with no consideration required or paid.

In July 2016 the Company issued 2,887,097 common shares for $8,950 in debt conversion.

In August 2016, the Company issued 3,225,806 common shares for $10,000 in debt conversion.

In September 2016, the Company issued 2,081,165 common shares for $4,000 in debt conversion.

In October 2016, the Company issued 1,316,837 common shares for $16,737 in debt conversion. In November 2016, the Company issued 5,726,526 common shares for $81,170 in debt conversion.

In December 2016, the Company issued 1,750,000 common shares for $10,500 in debt conversion.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

At December 31, 2015 convertible notes payable consisted of the following:

December 31, 2016
Convertible notes payable	$1,054,865
Unamortized debt discounts	(86,409)
Total	$968,456

Certain of the Company’s outstanding convertible notes are secured by 15,000 common shares of the Company which were issued and held in escrow as of December 31, 2015. Still held as of the date of filing.

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

The fair value of the embedded derivatives under this note was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Expected volatility	267%-570%
Market value of common stock	$0.1 - $3.4
Risk free rate:	0.01% -0.12%

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

In February 2016, the Company entered into a convertible debt agreements with total principal amount of $43,750 with an original issue discount of $3,750 and 12% default interest per annum. The note is convertible at a 38% discount to the lowest market price of the 15 days preceding the conversion request. The note is due August 3, 2016.

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

On December 20, 2016, the Company entered into a convertible debt agreement with a principal amount of $92,000 with 10% interest per annum. This note is convertible at 60% the lowest one day trading price for the common stock in the prior twenty days to the conversion date. The note matures six months after the issue date and is convertible on after that date unless an event of default occurs then the note can be converted at the option of the holder.

The Company has changed the pricing model from the Black Scholes pricing model to the lattice pricing model to reflect a more likely valuation in this filing.

The Convertible Note derivatives were valued as of issuance, conversion/redemption, replacement/amendment/assignment, and the quarterly periods 12/31/15 to 12/31/16. The following assumptions were used for the valuation of the derivative liability related to the Notes:

•	The stock price of $0.098 to $0.0098 in these periods would fluctuate with the Company projected volatility.
•	The notes convert with variable conversion prices and fixed conversions prices (tainted notes).
•	An event of default would occur 0% of the time, increasing 1% per month to a maximum of 20%.
•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range 211% - 769%. The detail volatilities by date are available at the Company headquarters.
•	The company would redeem the notes 0% of the time, increasing 1% per month to a maximum of 5%.
•	All notes are assumed to be extended at maturity by 2 years - the time required to convert out this volume of stock.
•	The Holder would automatically convert the note midway through to maturity on a monthly basis based on ownership and trading volume limitations.
•	A change of control and fundamental transaction would occur initially 0% of the time and increase monthly by 0% to a maximum of 0%;
•	The monthly trading volume would average $149,208 to $377,253 and would increase at 1% per month;

The Convertible Note derivatives were valued as of the quarterly periods 12/31/15 to 12/31/16.

The December 31, 2015 financial statements have been restated to reflect the changed pricing model. The impact was an increase to Derivative Liability and Liability Expense $1,014,390.

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

The Company has net operating losses at December 31, 2016 of $3,358,663 expiring through 2035. Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal Revenue Code.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the federal statutory rate of 35% is as follows:

For the period from January 13, 2014 (date of inception) through December 31, 2015

Expected income tax benefit (loss) at statutory rate of 35%	$1,175,532
Change in valuation account	(1,175,532)

Income tax expense (benefit)	$-0-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

2016
Deferred Tax Assets:

Tax Benefit of net operating loss carry-forward	$1,175,532
Less: valuation allowance	(1,175,532)
Deferred tax assets	-0-
Deferred tax liabilities	-0-

Net deferred tax asset	$-0-

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

NOTE 8 – SUBSEQUENT EVENTS

In January 2017, the Company issued 30,312,206 common shares for the conversion of $41,695 of debt.

On January 5, 2017, the Company entered into a new co-packer agreement with NVE Pharmaceuticals to produce our 2 oz energy shot and the Company’s hemp juice powder.

On January 16, 2017, the Company issued a $53,000 convertible promissory note (“the Power Note”) to Power Up Lending Group, Ltd. in exchange for a $53,000 investment in the Company. The Power Note converts at 42% discount to the average of the three lowest intraday trading prices within the ten trading days prior to the conversion notice being submitted to the Company’s transfer agent.

In February 2017, the Company issued 187,089,260 common shares for the conversion of $190,784 of debt.

On February 17, 2017, the Company issued a $225,000 convertible promissory note (“the Crown Note”) to Crown Bridge Partners LLC in exchange for a $200,000 investment in the Company. The Crown Note converts at 42% discount to the lowest intraday trading prices within the twenty-five trading days prior to the conversion notice being submitted to the Company’s transfer agent.

In March 2017, the Company issued 560,159,598 common shares for the conversion of $65,475 of debt.

In March 2017, the Company issued 65,000,000 common shares for payment of a court settlement valued at $1,228,500.

In April 2017, the Company issued 390,027,368 common shares for the conversion of $106,486 of debt.

On April 14, 2017, the Company amended its Articles of Incorporation to increase the authorized common shares to 7,000,000,000, par value $.001.

