Form 10-K/A
period 2016-12-31
FBEC Worldwide Inc.
filed 2017-05-24
CIK 1311735

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 19, 2017 was $833,977 (computed by reference to the price at which the common equity was last sold ($0.0007), or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of May 19, 2017 was 1,191,138,255.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. Minor other changes (cover page, page 8, Item 12 and Note 6 to the financial statements) have been made to the Form 10-K, as originally filed on May 22, 2017.

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

On May 19, 2017, the last sale price of our Common Stock reported by the OTCQB was $0.0007.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of May 19, 2017, we had 59 holders of record of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of May 19, 2017, we had 1,191,138,255 shares of our Common Stock outstanding to these parties.

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

The following table sets forth the ownership, as of May 19, 2017, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise listed below, the address of each person is c/o Jeffrey Greene, President, FBEC Worldwide, Inc., 1621 Central Ave, Cheyenne, WY 82001. There were 1,191,138,255 shares of Common Stock outstanding as of May 19, 2017.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage

Jeffrey Greene, President, Director	0	0.00%
All Current Officers and Directors (1 person)	0	0.00%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

DATE: May 24, 2017	FBEC WORLDWIDE, INC.

	By:	/s/ Jeffrey Greene
Jeffrey Greene
President (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey Greene Jeffrey Greene	President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 24, 2017

FBEC Worldwide, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$63,199	$45,309
Accounts receivable	170	–
Inventory	–	16,844

Total current assets	63,369	62,153
Fixed assets:
Equipment	837	–
Intangible Asset	50,000	50,000

Total Assets	$114,206	$112,153

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	$54,350	$35,495
Accrued expenses	229,505	87,842
Convertible notes payable	1,054,865	951,465
Current portion of Derivative Liabilities, net of debt discount	1,063,361	1,824,031

Total current liabilities	2,402,081	2,898,833

Long term Liabilities:
Long Term portion of Derivative Liabilities	130,963	183,429

Total liabilities	$2,533,044	$3,082,262

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized 1,000 and 10,000 shares respectively issued and outstanding	1	1
Common stock, $0.001 par value, 2,200,000,000 shares authorized;138,889,083 and 268,847,741 shares respectively issued and outstanding	138,889	268,848
Additional paid-in capital	3,584,011	3,090,352
Retained earnings	(6,141,739)	(6,329,310)

Total stockholders' equity:	(2,418,838)	(2,970,109)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,206	$112,153

The accompanying notes are integral part of these financials statements.

FBEC Worldwide, Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2016	Year Ended December 31, 2015

Net revenues:
Sales	$2,529	$3,129
Total net revenues	2,529	3,129

Cost of Goods Sold	1,136	2,313

Gross Income	1,393	816
Operating expenses:
General, selling and administrative expenses	181,534	1,826,480
Salaries and wages	127,500	994,996

Total operating expenses	309,034	2,821,476

Income (loss) from operations	(307,641)	(2,820,660)

Other income (expense)
Interest expense	(2,006,900)	(62,430)
Gain (loss) derivative adjustment	2,561,577	(2,525,978)
Other income (loss)	(59,465)	336,651

Total other income (expense)	495,212	(2,251,757)

Income (loss) before income tax	187,571	(5,072,417)

Provision for income taxes	–	–

Net income (loss)	$187,571	$(5,072,417)

Basic income (loss) per share	$0.00	$(0.03)
Diluted income (loss) per share	$0.00	$(0.03)
Weighted average shares - Basic	165,639,538	163,564,942
Weighted average shares - Diluted	165,639,538	163,564,942

The accompanying notes are integral part of these financials statements.

FBEC Worldwide, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2016	Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$187,571	$(5,072,417)
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on Derivative Liabilities	(955,180)	2,525,978
Common Stock issued for signing bonus	–	959,821
Common Stock issued for services	–	1,171,900
Amortization of debt discount	791,589	(234,020)
Gain (loss) on extinguishment of liabilities	(336,651)	(336,651)
Loss on Debt converted to Stock	(72,794)	–

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(170)	–
Inventory	16,844	–
Increase (decrease) in:
Accounts Payable	5,208	–
Accrued Expenses	155,310	–

Net Cash Provided (Used) in Operating Activities	(208,273)	(985,389)

CASH FLOWS FROM INVESTING ACTIVITIES

Equipment acquisition	(837)	–

Net Cash Used in Investing Activities	(837)	–

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on convertible notes payable	(80,000)	–
Proceeds from convertible debt	307,000	985,661

Net Cash Provided by Financing Activities	227,000	985,661

NET INCREASE IN CASH	17,890	272

CASH AT BEGINNING OF PERIOD	45,309	45,037

CASH AT END OF PERIOD	$63,199	$45,309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	21,238	–
Income taxes paid	–	–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt	363,700	33,068
Resolution of derivative liabilities	–	1,059,592
Accounts payable converted to convertible debt	–	26,625
Common stock issued for settlement of liabilities	–	33,068
Debt discount due to derivative liabilities	691,133	51,703

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

At December 31, 2016 convertible notes payable consisted of the following:

December 31, 2016
Convertible notes payable	$1,054,865
Unamortized debt discounts	(86,409)
Total	$968,456

Certain of the Company’s outstanding convertible notes are secured by 15,000 common shares of the Company which were issued and held in escrow as of December 31, 2016. Still held as of the date of filing.

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

On July 2, 2015, the Company entered into a convertible debt agreements with total principal amount of $55,000 with an original issue discount of $7,250 and 12% default interest per annum. The note is convertible at a 37.5% discount to the lowest market price of the 15 days preceding the conversion request. The note is due January 2, 2016.

On July 8, 2015, the Company entered into a convertible debt agreement with total principal amount of $25,000 with an original issue discount of $5,000 and 12% default interest per annum. The note is convertible at a 35% discount to the lowest market price of the 15 days preceding the conversion request. The note is due January 8, 2016.

On July 16, 2015, the Company entered into a convertible debt agreement with total principal amount of $89,000 with an original issue discount of $9,500 and 12% interest per annum. The note is convertible at a 35% discount to the lowest market price of the 15 days preceding the conversion request. The note is due January 16, 2016.

On August 4, 2015, the Company entered into a convertible debt agreement with total principal amount of $75,000 with an original issue discount of $10,000 and 12% interest per annum. The note is convertible at a 38% discount to the lowest market price of the 15 days preceding the conversion request. The note is due February 4, 2016.

On August 6, 2015, the Company entered into a convertible debt agreement with total principal amount of $45,000 with an original issue discount of $7,500 and 12% interest per annum. The note is convertible at a 35% discount to the lowest market price of the 20 days preceding the conversion request. The note is due February 6, 2016.

On September 14, 2015, the Company entered into a convertible debt agreement with total principal amount of $40,000 and 12% interest per annum. The note is convertible at a 50% discount to the lowest market price of the 15 days preceding the conversion request. The note is due March 14, 2016.

On September 29, 2015, the Company entered into a convertible debt agreement with total principal amount of $75,000 and 10% interest per annum. The note is convertible at a 50% discount to the lowest market price of the 20 days preceding the conversion request. The note is due March 29, 2016. This note was later modified to a fixed price conversion of $.001 on November 10, 2015.

On November 11, 2015, the Company entered into a convertible debt agreement with total principal amount of $35,000 with a fixed conversion price of $.007 and 10% interest per annum. The note is due May 11, 2016.

On December 7, 2015, the Company entered into a convertible debt agreement with total principal amount of $50,000 with an original issue discount of $10,000 and 0% interest per annum. The note is convertible at a fixed rate of $.0008333. The note is due August 3, 2016.

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

For the period from January 13, 2014 (date of inception) through December 31, 2016

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

