Form 10-Q
period 2017-03-31
FBEC Worldwide Inc.
filed 2017-06-01
CIK 1311735

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FBEC Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 Central Ave Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of May 23, 2017 was 1,191,138,255.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FBEC WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$78,242	$63,199
Accounts receivable	335	170
Inventory	13,867	–

Total current assets	92,444	63,369

Fixed assets:
Equipment, net	837	837
Intangible Asset	50,000	50,000

Total Assets	$143,281	$114,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables	$55,058	$54,350
Accrued expenses	194,353	229,505
Convertible notes payable, net	521,043	974,396
Current portion of Derivative Liabilities	413,298	1,143,830

Total current liabilities	1,183,752	2,402,081

Long term Liabilities:
Long Term portion of Derivative Liabilities	–	130,963

Total liabilities	$1,183,752	$2,533,044

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized 1,000 and 1,000 shares respectively issued and outstanding	1	1
Common stock, $0.001 par value, 7,000,000,000 and 7,000,000,000 shares authorized; 801,110,887 and 138,889,083 shares respectively issued and outstanding	801,111	138,889
Additional paid-in capital	4,982,070	3,584,011
Retained earnings	(6,823,653)	(6,141,739)

Total stockholders' equity:	(1,040,471)	(2,418,838)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,281	$114,206

The accompanying notes are integral part of these financials statements.

FBEC WORLDWIDE, INC.

(FORMERLY FRONTIER BEVERAGE COMPANY INC.)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Month Ended March 31, 2017	Three Month Ended March 31, 2016

Net revenues:
Sales	$204	$1,328
Total net revenues	204	1,328

Cost of Goods Sold	132	981

Gross Income	72	347
Operating expenses:
General, selling and administrative expenses	67,706	70,905
Salaries and wages	30,000	42,500

Total operating expenses	97,706	113,405

Income (loss) from operations	(97,634)	(113,058)

Other income (expense)
Interest expense	(60,606)	(10,678)
Loss on debt settlement	(1,094,054)	–
Gain (loss) on derivative liability	–	(35,772)
Change in fair value of derivatives	570,379	(159,125)

Total other income (expense)	(584,281)	(205,575)

Income (loss) before income tax	(681,915)	(318,633)

Provision for income taxes

Net income (loss)	$(681,915)	$(318,633)

Basic income (loss) per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)
Weighted average shares - Basic	353,764,918	209,419,027
Weighted average shares - Diluted	2,540,764,931	1,736,233,325

The accompanying notes are integral part of these financials statements.

FBEC WORLDWIDE, INC.

(FORMERLY FRONTIER BEVERAGE COMPANY INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$(681,915)	$(318,633)
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash interest	2,666	–
Loss on Derivative Liabilities	–	35,772
Loss on debt settlement	1,094,054	–
Amortization of debt discount	83,650	–
Change in fair value of derivatives	(570,379)	159,125

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(164)	–
Inventory	(13,868)	(5,755)
Increase (decrease) in:
Accounts Payable	(18,232)	(390)
Accrued Expenses	(11,769)	33,679

Net Cash Provided (Used) in Operating Activities	(115,957)	(96,202)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase Equipment	–	(837)

Net Cash Provided (Used) by Investing Activities	–	(837)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible debt	131,000	65,000

Net Cash Provided by Financing Activities	131,000	65,000

NET INCREASE IN CASH	15,043	(32,039)

CASH AT BEGINNING OF PERIOD	63,199	45,309

CASH AT END OF PERIOD	$78,242	$13,270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	–	–
Income taxes paid	–	–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt	$427,165	36,372
Common stock issued for settlement of liabilities	1,228,500
Debt discount due to derivative liabilities	83,650	354,000

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION, GOING CONCERN AND CORRECTION OF PRIOR YEAR INFORMATION

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three month period ended March 31, 2017. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10-K have been omitted. It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2016 included in our Form 10-K filed with the Securities Exchange Commission on May 22, 2017. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the period from January 1, 2017 through December 31, 2017.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial reporting.  Basic EPS excludes dilution and is computed by dividing income available to Common Stock holders by the weighted-average number of Common Stock outstanding for the period.  Diluted EPS reflects the maximum potential dilution that could occur from our convertible debt.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. During the three months ended March 31, 2017, the dilutive effect of the shares underlying the outstanding convertible debt of the Company was 2,187,000,013 and a reduction to net income of $621,098.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At March 31, 2017, the Company has an accumulated deficit of $6,823,653 and has a working capital deficit of $1,091,309. These matters raise substantial doubt about the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 2 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 7,000,000,000 shares of common stock at $0.001 par value per share and 20,000,000 shares of preferred stock at $0.001 par value per share. As of March 31, 2017 and December 31, 2016, the Company had 801,110,887 and 138,889,083 shares of common stock and 1,000 shares of Series A preferred stock issued and outstanding.

NOTE 3 – RELATED PARTIES

As of March 31, 2017 and December 31, 2016, the Company has outstanding advances to former officers and directors aggregating $22,675. The advances are unsecured, due on demand and bear no interest and are reported as accounts payable.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

At March 31, 2017 and December 31, 2016, convertible notes payable consisted of the following:

	March 31, 2017	December 31, 2016
Convertible notes payable	$691,102	$1,054,865
Unamortized debt discounts	(170,059)	(80,469)
Total	$521,043	$974,396

The outstanding convertible notes bear interest from 8% to 12%, are due on demand and are convertible into common stock at variable rates based upon discounts ranging from 25% to 70% to the lowest trading price of the common stock for 10 to 20days prior to conversion. The Company identified embedded derivatives related to the outstanding convertible notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible notes and to adjust the fair value as of each subsequent balance sheet date. At March 31, 2017, the aggregate fair value of the outstanding derivative liabilities was determined to be $413,298. The fair value of the embedded derivatives was determined using the lattice model created by a third party valuation based on the following assumptions:

The fair value of the outstanding embedded derivatives of $413,298 at March 31, 2017 was determined using the Lattice Pricing Model with the following assumptions:

Dividend yield:	-0-%
Market price of common stock:	$0.0014
Expected volatility:	Maximum
Risk free rate:	1.11%

At March 31, 2017, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $570,379 for the three months ended March 31, 2017.

Notes in default and included in Current Notes Payable were $691,102 at March 31, 2017.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2017 and December 31, 2016:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Liabilities:
Derivative liabilities	$413,298	$–	$–	$413,298

December 31, 2016
Liabilities:
Derivative liabilities	$1,143,830	$–	$–	$1,143,830

The derivative liabilities are measured at fair value using the Latrtice Pricing Model including quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2017:

Derivative Liabilities
Balance, December 31, 2016, adjusted	$857,784
Additions at fair value	125,893
Change in fair value	(570,379)
Balance, March 31, 2017	$413,298

The Company changed its derivative pricing model from Black-Scholes to a better defined Lattice pricing model for the year ended December 31, 2017. This change caused a restatement of the income for the period ended March 31, 2016 represented in this filing. The changes were to the Derivative Liability Expense increasing $157,602 with the same increase to the balance sheet account Derivative Liability.

NOTE 6 – NOTES PAYABLE

In January 2017, the Company entered into a convertible debt agreement with a principal amount of $53,000 with 8% interest per annum. This note is convertible at a 42% discount to the average of the three lowest intraday trading price of the 10 days preceding the conversion request. This note becomes convertible at or after maturity (180 days). The default interest rate is 22% per annum.

In February 2017, the Company entered into a convertible debt agreement with a principal amount of $33,000 with 12% interest per annum. This note is convertible at a 42% discount to the average of the three lowest intraday trading price of the 10 days preceding the conversion request. This note becomes convertible at or after maturity (180 days). The default interest rate is 22% per annum.

In February 2017, the Company entered into a convertible debt agreement with a principal amount of $200,000 with 12% interest per annum. The Company had received $40,000 as of the filing date. This note is convertible at a 42% discount to the average of the lowest intraday trading price of the 25 days preceding the conversion request. This note is payable one year from each tranche date. The lender may convert at anytime at its choice. The default interest rate is 22% per annum.

NOTE 7– SUBSEQUENT EVENTS

In April 2017, the Company issued 390,027,368 common shares in satisfaction of $106,485 of convertible debt.

An update on a prior Form 8-K

On September 23, 2016 FBEC Worldwide, Inc. ("FBEC") announced that it had received a purchase order for 35,000 units from Four Link USA. Once the purchase order was received FBEC immediately contacted their existing co-packer. There were plans and the start of production for the 35,000 units of product. However, increasing delays and improper formulation and branding quickly became an issue with regard to the then co-packer. FBEC made a decision to terminate the agreement with their then co-packer and begin seeking out a new solution. This process put the purchase order we received on hold.

FBEC thought it was in the best interest of the company to make sure there was a finished and polished product before fulfilling any purchase orders. On 5/23/2017 FBEC confirmed that Four Link USA is still interested in the product and has requested that FBEC send them a sample of the product with the new branding material and is considering a new purchase order in the near future for their new Healthy Hemp Energy Shot Product.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as with our unaudited financial statements and the notes thereto included elsewhere herein.

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

Overview

FBEC Worldwide, Inc. operates a sales, distribution and marketing business for the promotion and sale of hemp juice (non THC) based energy drinks.

The Company's Common Stock is quoted on the OTC Market Groups, Inc. OTCQB (the “OTCQB”) under the symbol "FBEC."

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At March 31, 2017, the Company has an accumulated deficit of $6,683,318 and has a working capital deficit of $1,072,750. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, therefore these matters raise substantial doubt about the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2017.

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

As of March 31, 2017, the Company’s cash balance was $78,242 Outstanding debt as of March 31, 2017 totaled $1,165,194, which is attributable accounts payable and accruals of $249,411, derivative liability $224,681 and loans and advances of $691,102. The Company’s working capital deficit as of March 31, 2017 was $1,072,750.

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

Results of Operations

For the three months ended March 31, 2016 and 2017, the Company’s revenue totaled $1,328 and $204, for which its respective cost of revenues totaled $981 and $132.

For the three months ended March 31, 2016 and 2017, the Company had operating expenses totaling $113,405 and $97,706, respectively. These costs were primarily from wages and consulting fees.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that occurred during 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no unreported sales of unregistered securities during the three months ended March 31, 2017.

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

June 1, 2017	FBEC WORLDWIDE, INC.

	By:	/s/ Jeffrey Greene
Jeffrey Greene
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)

