Form 10-K/A
period 2016-12-31
FBEC Worldwide Inc.
filed 2017-07-28
CIK 1311735

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K is being filed to insert the Report of Independent Registered Public Accounting Firm which was erroneously omitted from the original filing. No other changes have been made.

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

** Previously filed

(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: July 27, 2017	FBEC WORLDWIDE, INC.

	By:	/s/ Jeffrey Greene
Jeffrey Greene
President (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey Greene Jeffrey Greene	President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	July 27, 2017

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE 19711

Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

The Board of Directors

FBEC Worldwide Inc.

1621 Central Ave

Cheyenne,

WY 82001

We have audited the accompanying consolidated balance sheets of FBEC Worldwide Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FBEC Worldwide Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pinaki & Associates

Pinaki & Associates, LLC

Newark, DE

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

