Form 10-Q
period 2017-06-30
FBEC Worldwide Inc.
filed 2018-02-05
CIK 1311735

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FBEC Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 Central Ave, Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

(800) 785-4089
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s Common Stock as of February 2, 2018 was 3,582,383,902.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FBEC WORLDWIDE, INC.

CONDENSED BALANCE SHEET

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$3,685	$63,199
Accounts receivable	334	170
Inventories	34,530	–
Total Current Assets	38,549	63,369

Property, plant, and equipment, net	837	837
Intangible assets, net	50,000	50,000

Total assets	$89,386	$114,206

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$60,430	$54,350
Accrued expenses	217,224	229,505
Convertible notes payable, net	537,616	968,456
Derivative liabilities	387,209	1,280,733
Total current liabilities	1,202,479	2,533,044

Total liabilities	$1,202,479	$2,533,044

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common stock - par value $0.001; 7,000,000,000 shares authorized; 1,986,760,569 and 138,889,083 shares issued and outstanding, respectively	1,986,761	138,889
Additional paid-in capital	4,059,420	3,584,011
Accumulated deficit	(7,159,275)	(6,141,739)
Total stockholders' deficit	(1,113,093)	(2,418,838)

Total liabilities and stockholders' deficit	$89,386	$114,206

The accompanying notes are an integral part of these consolidated financial statements.

FBEC Worldwide, Inc

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net revenues:
Net revenue	$317	$31	$521	$1,359
Total net revenues	317	31	521	1,359

Cost of Goods Sold	197	22	330	1,003

Gross Income	120	9	191	356
Operating expenses:
General, selling and administrative expenses	124,387	80,048	222,091	266,250

Total operating expenses	124,387	80,048	222,091	266,250

Income (loss) from operations	(124,267)	(80,039)	(221,900)	(265,894)

Other income (expense)
Interest expense	(7,381)	(47,954)	(38,343)	(58,633)
Amortization of debt discount	(101,859)	–	(131,504)	–
Loss on debt settlement	–	–	(1,094,054)	–
Loss on note conversion penalties	(87,211)	–	(87,211)	–
Gain (loss) on derivative liability	(14,904)	469,340	555,475	310,216
Other expenses	–	(37,022)	–	–

Total other income (expense)	(211,355)	384,364	(795,637)	251,583

Income (loss) before income tax	(335,622)	304,325	(1,017,537)	(14,311)

Provision for income taxes	–	–	–	–

Net income (loss)	$(335,622)	$304,325	$(1,017,537)	$(14,311)

Basic income (loss) per share	$–	$–	$–	$–
Diluted income (loss) per share	$–	$–	$–	$–
Weighted average shares - Basic	1,252,161,957	165,171,328	805,073,650	165,171,328
Weighted average shares - Diluted	–	1,287,051,635	–	–

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30, 2017	Six Months ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,017,537)	$(14,311)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on derivative liabilities	(555,475)	(735,739)
Amortization debt discounts	131,504	262,408
Non-cash consulting	50,000	–
Loss on extinguishment of liabilities	–	37,022
Loss on note penalties	87,211	–
Loss on debt converted into common stock	1,094,054	35,772
(Gain) loss on derivative expenses	–	163,115
Changes in operating assets and liabilities:
Accounts receivable	(164)	–
Inventory	(34,529)	(5,732)
Accounts payable and accrued expenses	59,422	111,192
Net cash used in operating activities	(185,514)	(146,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	–	(837)
Net cash flow used in investing activities	–	(837)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertibles Notes Payable	126,000	215,000
Repayment of debt	–	(50,000)
Net cash provided by financing activities	126,000	165,000

Net increase (decrease) in cash	(59,514)	17,890
Cash, beginning of year	63,199	45,309
Cash, end of the period	$3,685	$63,199

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	–	–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt	$50,000	$30,000
Resolution of derivative liabilities	–	50,000
Debt discount due to derivative liabilities	163,295	354,000

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION, GOING CONCERN

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the three and six-month period ended June 30, 2017. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10-K have been omitted. It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2016 included in our Form 10-K/A filed with the Securities Exchange Commission on July 28, 2017. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the period from January 1, 2017 through December 31, 2017.

Inventory

Inventories are valued at the lower of cost or net realizable value with cost using the first in first out method. All Company inventory are finished goods.

Reclassification of Financial Statements

The Balance Sheet at December 31, 2016 has been modified to conform to the 2017 presentation. Long term liabilities have been added to convertible notes and the debt discount has been subtracted. Derivative liabilities have been modified to reflect only its balance. There is no overall change to the total liabilities.

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial reporting.  Basic EPS excludes dilution and is computed by dividing income available to Common Stock holders by the weighted-average number of Common Stock outstanding for the period.  Diluted EPS reflects the maximum potential dilution that could occur from our convertible debt.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. During the three months ended June 30, 2017 and the six months ended June 30, 2017 and 2016, the shares underlying the outstanding convertible debt were excluded as their effect would have been anti-dilutive. For the three months ended June 30, 2016, the dilutive effect of the shares underlying the outstanding convertible debt of the Company was 1,114,887,231.

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At June 30, 2017, the Company has an accumulated deficit of $7,159,275 and has a working capital deficit of $1,163,930. These matters raise substantial doubt about the Company's ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 2 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 7,000,000,000 shares of common stock at $0.001 par value per share and 20,000,000 shares of preferred stock at $0.001 par value per share. As of June 30, 2017 and December 31, 2016, the Company had 1,986,760,569 and 138,889,083 shares of common stock plus 1,000 and 1,000 shares of Series A preferred stock issued and outstanding, respectively.

During the three and six months ended June 30, 2017, the Company issued 1,120,649,682 and 1,782,871,486 common shares with values of $216,930 and $392,165 for the conversion debt, interest and penalties, respectively.

Certain shares were issued below par causing a reduction to paid in capital of $1,201,955 for the six months ended June 30, 2017.

Additionally, during the six months ended June 30, 2017 the Company issued 65,000,000 common shares for a debt settlement with a value of $1,228,500.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and improvements are capitalized. The Company depreciates the costs of these assets over their estimated useful lives. When assets are retired or disposed, the asset's original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income. Depreciation and amortization are generally accounted for using the straight-line method over the estimated useful lives of the assets as follows:

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

NOTE 4 – INTANGIBLE ASSET

In June 2015. the Company purchased a hemp-based drink formula for $50,000, paying $15,000 in cash and issuing a note for $35,000.

The Company's intangible asset is a license to use a hemp-based formula. The asset is deemed to be of indefinite life and is reviewed annually for impairment.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At June 30, 2017 and December 31, 2016, convertible notes payable consisted of the following:

	June 30, 2017	December 31, 2016
Convertible notes payable	$606,383	$1,054,865
Unamortized debt discounts	(68,767)	(86,409)
Total	$537,616	$968,456

The outstanding convertible notes bear interest ranging from 8% to 12% on all notes in default and three notes from inception, are due on demand and are convertible into common stock at variable rates based upon discounts to the market price of the common stock. The Company identified embedded derivatives related to the outstanding convertible notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible notes and to adjust the fair value as of each subsequent balance sheet date. At June 30, 2017, the aggregate fair value of the outstanding derivative liabilities was determined to be $387,209.  The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions:

The fair value of the outstanding embedded derivatives of $387,209 at June 30, 2017 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Market price of common stock:	$0.0002
Expected volatility:	Maximum
Risk free rate:	1.03%

At June 30, 2017, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $14,904 and a gain $555,475 for the three and six months ended June 30, 2017.

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

In January 2017, the Company entered into a convertible debt agreement with a principal amount of $53,000 with 8% interest per annum. This note is convertible at a 42% discount to the average of the three lowest intraday trading prices of the 10 days preceding the conversion request. This note becomes convertible at or after maturity (180 days). The default interest rate is 22% per annum.

In February 2017, the Company entered into a convertible debt agreement with a principal amount of $33,000 with 12% interest per annum. This note is convertible at a 42% discount to the average of the three lowest intraday trading prices of the 10 days preceding the conversion request. This note becomes convertible at or after maturity (180 days). The default interest rate is 22% per annum.

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

In June 2017, the Company recorded a convertible promissory note for a non-cash commitment fee of $50,000 for a $1,000,000 equity purchase agreement. The $50,000 was recorded as a non-cash consulting and included in the operating expenses in the three and six-month Statements of operations for the period ended June 30, 2017.

Notes in default and included in Current Notes Payable were $606,383 at June 30, 2017. During the six months ended June 30, 2017 certain conversions reflected default penalties due to our delinquency in reporting its financial information in a timely and other default provisions in the L2 Capital and Beaufort Capital notes payable resulting in a total of $87,211 of conversions expensed as loss on note conversion penalties in the Statements of Operations for the three and six months ended June 30, 2017.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements consisted of the following items as of June 30, 2017 and December 31, 2016:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Liabilities:
Derivative liabilities	$387,209	$–	$–	$387,209

December 31, 2016
Liabilities:
Derivative liabilities	$1,280,733	$–	$–	$1,280,733

The derivative liabilities are measured at fair value using the Black Scholes Option Pricing Model including quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2017:

Derivative Liabilities
Balance, December 31, 2016	$1,280,733
Additions	175,893
Conversions	(513,942)
Change in fair value	(555,475)
Balance, June 30, 2017	$387,209

NOTE 7– SUBSEQUENT EVENTS

In July 2017, the Company issued 1,595,623,333 common shares in satisfaction of $84,062 of convertible debt.

After the quarter ending June 30, 2017, on October 2, 2017, Power Up Lending Group, Ltd (“Power Up”) filed a lawsuit against us alleging promissory note defaults, breach of contract for lost profits, breach of contract, and litigation expenses and violations of Section 10(b) and Rule 10(b)-5b of the Securities & Exchange Act of 1934 (Power Up Lending Group, Ltd v. FBEC Worldwide, Inc., USDC, Eastern District of New York, Civil Action Nom CV- 17-5749). The Complaint seeks money damages for breach of contract and lost profits and reasonable attorney fees of $129,000. On November 19, 2017, we filed counterclaims against Power Up for criminal usury, violation of New York General Business Law 349 in connection with alleged misrepresentations by Power Up, unconscionability and interference with contract and business relationship. Our counterclaims seek an injunction from enforcing usurious loan agreements, more than $1,500,000 of damages and attorney fees.

We believe the notes payable and accrued interest in our accounting, through the date of filing this report, is adequate to represent our liability. We intend to defend this suit vigorously and prevail.

Subsequent events have been reviewed to the date of this report.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as with our unaudited financial statements and the notes thereto included elsewhere herein. FBEC Worldwide, Inc. is referred to herein as “we”, “us”, or “our”.

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

Overview

We are an innovative beverage company dedicated to offering proprietary products focused towards significant target markets, both domestic and abroad. We are committed to increasing our market size and scope through the optics of creative marketing and most importantly customer satisfaction. Our growth strategies will focus on a number of major initiatives including, unique branding opportunities that will be targeted at key demographic groups, and to develop strong community and distributor relationships.

We intend to develop and build name brands focused on strong rates of growth within key fundamental consumer groups. Our goal is to become a leading developer of name brand beverage alternatives geared towards large, significantly important demographics within major markets.

Our Common Stock is quoted on the OTC Market Groups, Inc. PINK (the “PINK”) under the symbol "FBEC."

In June 2015, we entered into an Intellectual Property Purchase Agreement, Consulting Agreement, and Royalty Agreement with G. Randall & Sons, Inc providing for the asset purchase of the proprietary hemp-based formula used in our beverage energy shot. G. Randall and Sons will provide ongoing consulting services in blending new formula(s) and working directly with us to improve and blend existing formulas. The asset purchase price was $50,000 composed of a $15,000 cash payment and $35,000 8% Convertible Note with a 6-month maturity date and conversion features of 75% of the average closing price 20 days prior to conversion. This represents a 25% discount to the average closing price 20 days previous to conversion.

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates our continuation as a going concern, which is dependent upon our ability to establish ourselves as a profitable business twelve month from this report date. At June 30, 2017, we had an accumulated deficit of $7,159,275 and has a working capital deficit of $1,163,930. Our ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; therefore, these matters raise substantial doubt about our ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 28, 2017.

Liquidity and Capital Resources

We began our current operations in February 2014 and have yet to attain a level of operations that allows us to meet our current overhead requirements. We do not contemplate attaining profitable operations in the near future and there is no assurance that such an operating level will ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, production expenses and significant marketing related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of June 30, 2017, we had a cash balance of $3,685. Outstanding debt as of June 30, 2017 totaled $1,202,479, which is attributable to accounts payable and accruals of $277,654, derivative liability $387,209 and loans and advances of $537,616, net of debt discounts. Our working capital deficit as of June 30, 2017 was $1,163,930.

We will need to raise additional capital to expand operations and achieve profitability. We may be unable to obtain on acceptable terms, or at all. If we are unable to obtain financing, we may request loans from our stockholder to sustain operations; however, we have no such stockholder agreements and there is no assurance that any stockholder would be able or willing to fund the our continued operations.

Results of Operations

For the six-month periods ending June 30, 2017 and June 30, 2016, we had total revenue of $521 and $1,359, respectively. Our cost of revenues for the same six-month periods were $330 and $1,003, respectively. The $838 decrease in revenues is primarily attributable to the lack of distribution channels.

For the six-month periods ending June 30, 2017 and June 30, 2016, we had operating expenses totaling $222,091 and $266,250, respectively, primarily due to wages and consulting fees. The $44,159 decrease in operating expenses is primarily attributable to the reduction in consulting fees.

For the three-month period ending June 30, 2017 and June 30, 2016, we had total revenue of $317 and $31, respectively. Our cost of revenues for the same three-month periods were $197 and $22, respectively.

For the three-month period ending June 30, 2017 and June 30, 2016, we had operating expenses totaling $124,387 and $80,048, respectively. These costs were primarily from wages and consulting fees. The $44,339 in operating expenses is primarily attributable to the increase in consulting fees.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The Company believes that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on the unaudited condensed financial statements or notes thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), Jeffrey Greene, our President/Principal Executive Officer/ Principal Accounting Officer ("CFO") (the Company’s principal financial and accounting officer), initially evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that initial evaluation, Jeffrey Greene concluded, upon consultation with prior management that our disclosure controls and procedures were not effective as of June 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive, Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below. These weaknesses are being addressed with the inclusion of additional board of director members and the intention is to hire a Chief Financial Officer with requisite experience and knowledge of the requirements, at which point we intend to form an audit committee to address and correct all material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the ours annual or interim financial statements will not be prevented or detected on a timely basis.

We believe that weaknesses in internal controls and procedures are due to our lack of sufficient personnel with expertise in the area of SEC, GAAP and tax accounting procedures. In addition, we lack the personnel structure, size and complexity to segregate duties sufficiently for proper controls. We have not implemented a formal system of internal control that provides for multiple levels of supervision and review.

We are currently without sufficient funds to hire additional personnel with expertise in these areas and to segregate duties for proper controls. Until such time as additional personnel are hired, we will continue to recognize weaknesses in our internal controls and procedures. We currently engage outside consultants to assist in the areas of tax and accounting procedures.

We plan to hire additional personnel to properly implement a control structure during the year ending December 31, 2018. In the meantime, our Principal Executive and Financial Officer will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that our Annual Report and the financial statements forming part thereof are in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2017, there were no changes in our internal control over financial reporting that occurred during 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is aware that there is a lack of segregation of duties because we have only one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management plans to re-evaluate this situation periodically. In light of our current cash flow situation, we do not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

There are no unreported sales of unregistered securities during the six months ended June 30, 2017.

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

February 5, 2018	FBEC WORLDWIDE, INC.

	By:	/s/ Jeffrey Greene
Jeffrey Greene
President and Treasurer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)

