Form 10-Q
period 2017-09-30
FBEC Worldwide Inc.
filed 2018-02-05
CIK 1311735

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-52297

FBEC Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	06-1678089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1621 Central Ave, Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FBEC WORLDWIDE, INC.

CONDENSED BALANCE SHEET

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$741	$63,199
Accounts receivable	335	170
Inventories	34,358	–
Total Current Assets	35,434	63,369

Property, plant, and equipment, net	837	837
Intangible assets, net	50,000	50,000

Total assets	$86,271	$114,206

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$63,706	$54,350
Accrued expenses	261,423	229,505
Convertible notes payable, net of discount	555,773	968,456
Derivative liabilities	939,321	1,280,733
Total current liabilities	1,820,223	2,533,044

Total liabilities	$1,820,223	$2,533,044

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock - par value $0.001; 20,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common stock - par value $0.001; 7,000,000,000 shares authorized; 3,582,383,902 and 138,889,083 shares issued and outstanding, respectively	3,582,384	138,889
Additional paid-in capital	2,671,119	3,584,011
Accumulated deficit	(7,987,456)	(6,141,739)
Total stockholders' deficit	(1,733,952)	(2,418,838)

Total liabilities and stockholders' deficit	$86,271	$114,206

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net revenues:
Net revenue	$443	$170	$964	$1,529
Total net revenues	443	170	964	1,529

Cost of Goods Sold	171	133	501	1,136

Gross Income	272	37	463	393
Operating expenses:
General, selling and administrative expenses	36,662	94,167	258,753	486,508

Total operating expenses	36,663	94,167	258,753	486,508

Income (loss) from operations	(36,391)	(94,130)	(258,290)	(486,115)

Other income (expense)
Interest expense	(14,199)	(160,170)	(52,542)	(481,211)
Amortization of debt discount	(34,014)	–	(165,518)	–
Debt settlement loss	–	–	(1,094,054)	–
Loss on note penalties	(68,204)	–	(155,416)	–
Gain (loss) on derivative liability	(675,372)	95,947	(119,897)	831,685
Other expense	–	–	–	(37,022)

Total other income (expense)	(791,789)	(64,223)	(1,587,427)	313,452

Income (loss) before income tax	(828,180)	(158,353)	(1,845,717)	(172,663)

Provision for income taxes	–	–	–	–

Net income (loss)	$(828,180)	$(158,353)	$(1,845,717)	$(172,663)

Basic income (loss) per share	$–	$–	$–	$–
Diluted income (loss) per share	$–	$–	$–	$–
Weighted average shares - Basic and Diluted	3,314,873,217	125,820,141	1,650,866,911	175,938,596

The accompanying notes are integral part of these financials statements.

FBEC WORLDWIDE, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,845,717)	$(172,663)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) Loss on derivative liabilities	119,897	(831,686)
Amortization debt discounts	165,518	399,793
Note conversion penalties	155,416	–
Non-cash consulting	50,000	–
Loss on extinguishment of liabilities	1,094,054	37,022
(Gain) loss on debt converted into common stock	–	35,772
Loss on derivative expenses	–	238,759
Changes in operating assets and liabilities:
Inventory	(34,358)	(5,599)
Accounts receivable	(164)	(170)
Accounts payable and accrued expenses	106,896	89,327
Net cash used in operating activities	(188,458)	(209,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	–	(837)
Net cash flow used in investing activities	–	(837)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for interest	–	2,187
Proceeds from Convertibles Notes Payable	126,000	215,000
Repayment of debt	–	(50,000)
Net cash provided by financing activities	126,000	167,187

Net increase (decrease) in cash	(62,458)	(43,095)
Cash, beginning of year	63,199	45,309
Cash, end of the period	$741	$2,214

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	–	–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt	$50,000	$30,000
Resolution of derivative liabilities	–	50,000
Debt discount due to derivative liabilities	163,295	354,000

The accompanying notes are an integral part of these consolidated financial statements.

FBEC WORLDWIDE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

Interim Financial Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"). All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Financial Statements are abbreviated and contain only certain disclosures related to the nine-month period ended September 30, 2017. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10-K have been omitted. It is suggested that these interim financial statements be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2016 included in our Form 10-K/A filed with the Securities Exchange Commission on July 28, 2017. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the period from January 1, 2017 through December 31, 2017.

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

Earnings Per Share

We present both basic and diluted earnings per share (“EPS”) amounts in our financial reporting.  Basic EPS excludes dilution and is computed by dividing income available to Common Stock holders by the weighted-average number of Common Stock outstanding for the period.  Diluted EPS reflects the maximum potential dilution that could occur from our convertible debt.  Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. During the three months and the nine months ended September 30, 2017 and 2016, the shares underlying the outstanding convertible debt were excluded as their effect would have been anti-dilutive.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At September 30, 2017, the Company has an accumulated deficit of $7,987,456 and a working capital deficit of $1,784,789. These matters raise substantial doubt about the Company's ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 2 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 7,000,000,000 shares of common stock at $0.001 par value per share and 20,000,000 shares of preferred stock at $0.001 par value per share. As of September 30, 2017, and December 31, 2016, the Company had 3,582,383,902 and 138,889,083 shares of common stock plus 1,000 and 1,000 shares of Series A preferred stock issued and outstanding, respectively.

During the three and nine months ended September 30, 2017, the Company issued 1,595,623,333 and 3,378,494,819 common shares with values of $84,062 and $476,227 for the conversion debt, interest and penalties, respectively.

Certain shares were issued below par causing a reduction to paid in capital of $1,201,955 for the nine months ended September 30, 2017.

Additionally, during the nine months ended September 30, 2017 the Company issued 65,000,000 common shares for a debt settlement with a value of $1,228,500.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At September 30, 2017 and December 31, 2016, convertible notes payable consisted of the following:

	September 30, 2017	December 31, 2016
Convertible notes payable	$590,526	$1,054,865
Unamortized debt discounts	(34,753)	(86,409)
Total	$555,773	$968,456

The outstanding convertible notes bear interest ranging from 8% to 12% on all notes in default and three notes from inception, are due on demand and are convertible into common stock at variable rates based upon discounts to the market price of the common stock. The Company identified embedded derivatives related to the outstanding convertible notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible notes and to adjust the fair value as of each subsequent balance sheet date. At September 30, 2017, the aggregate fair value of the outstanding derivative liabilities was determined to be $939,321. The fair value of the embedded derivatives was determined using the Black Scholes Option Pricing Model based on the following assumptions:

The fair value of the outstanding embedded derivatives of $939,321 at September 30, 2017 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Market price of common stock:	$0.0002
Expected volatility:	Maximum
Risk free rate:	1.06%

At September 30, 2017, the Company adjusted the recorded fair value of the derivative liability to market resulting in a non-cash, non-operating loss of $675,372 and $119,897 for the three and nine months ended September 30, 2017, respectively.

The fair value of the outstanding embedded derivatives of $912,520 at September 30, 2016 was determined using the Black Scholes Option Pricing Model with the following assumptions:

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

In February 2017, the Company entered into a convertible debt agreement with a principal amount of $200,000 with 12% interest per annum. The Company had received $40,000 as of the filing date. This note is convertible at a 42% discount to the average of the lowest intraday trading price of the 25 days preceding the conversion request. This note is payable one year from each tranche date. The lender may convert at any-time at its choice. The default interest rate is 22% per annum.

In June 2017, the Company recorded a convertible promissory note for a non-cash commitment fee of $50,000 for a purchase agreement. The $50,000 was recorded as a non-cash consulting and included in the operating expenses in the three and six-month Statements of operations for the period ended June 30, 2017.

Notes in default and included in Current Notes Payable were $590,526 at September 30, 2017. During the nine months ending September 30, 2017 certain conversions reflected default penalties due to our delinquency in reporting its financial information in a timely and other default provisions related to these notes payable resulting in a total of $155,416 of conversions expensed as loss on note conversion penalties in the Statements of Operations for the nine months ended September 30, 2017. We recorded an expense of $68,204 the same type of expense for the three months with the same period ending September 30, 2017.

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

Items recorded or measured at fair value on a recurring basis in the financial statements consisted of the following items as of September 30, 2017 and December 31, 2016:

The derivative liabilities are measured at fair value using the Black Scholes Option Pricing Model including quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2017:

Derivative Liabilities

Balance, December 31, 2016	$1,280,733
Additions	126,460
Conversions	(347,975)
Change in fair value	(119,897)
Balance, September 30, 2017	$939,321

NOTE 7– SUBSEQUENT EVENTS

On October 2, 2017, Power Up Lending Group, Ltd. (“Power Up”) filed a lawsuit against us alleging promissory note defaults, breach of contract for lost profits, breach of contract, and litigation expenses and violations of Section 10(b) and Rule 10(b)-5b of the Securities & Exchange Act of 1934 (Power Up Lending Group, Ltd. v. FBEC Worldwide, Inc., USDC, Eastern District of New York, Civil Action Nom CV- 17-5749). The Complaint seeks money damages for breach of contract and lost profits and reasonable attorney fees of $129,000. On November 19, 2017, we filed counterclaims against Power Up for criminal usury, violation of New York General Business Law 349 in connection with alleged misrepresentations by Power Up, unconscionably and interference with contract and business relationship. Our counterclaims seek an injunction from enforcing usurious loan agreements, more than $1,500,000 of damages and attorney fees.

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

Basis of presentation and going concern uncertainty

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates our continuation as a going concern, which is dependent upon our ability to establish ourselves as a profitable business twelve months from this report date. At September 30, 2017, we had an accumulated deficit of $7,987,456 and a working capital deficit of $1,784,789. Our ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations; however, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

As of September 30, 2017, we had cash of $41. Outstanding debt as of September 30, 2017 totaled $1,820,223 which is attributable to accounts payable and accruals of $325,129, derivative liability $939,321 and loans of $555,773. Our working capital deficit as of September 30, 2017 was $1,784,789.

We will need to raise additional capital to expand operations and achieve profitability. We may be unable to obtain capital on acceptable terms, or at all. If we are unable to obtain financing, we may request loans from our stockholder to sustain operations; however, we have no such stockholder agreements and there is no assurance that any stockholder would be able or willing to fund our continued operations.

Results of Operations

For the nine-month periods ending September 30, 2017 and September 30, 2016, we had total revenue of $964 and $1,529, respectively. Our cost of revenues for the same nine-month periods were $501 and $1,136, respectively. The $565 decrease in revenues is primarily attributable to the lack of distribution.

For the nine-month periods ending September 30, 2017 and September 30, 2016, we had operating expenses totaling $258,753 and $486,508, respectively, primarily due to wages, consulting, accounting and audit fees. The $227,755 decrease in operating expenses is primarily attributable to the reduction in consulting, accounting and audit fees.

For the three-month period ending September 30, 2017 and September 30, 2016, we had total revenue of $443 and $170, respectively. Our cost of revenues for the same three-month periods were $171 and $133, respectively.

For the three-month period ending September 30, 2017 and September 30, 2016, we had operating expenses totaling $36,662 and $94,167, respectively. These costs were primarily from wages and consulting fees. The $57,505 decrease in operating expenses is primarily attributable to the decrease in consulting fees.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), Jeffrey Greene, our President/Principal Executive Officer/ Principal Accounting Officer ("CFO") (“Principal Executive and Financial Officer), initially evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that initial evaluation, Jeffrey Greene concluded that our disclosure controls and procedures were not effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below. These weaknesses are being addressed with the inclusion of additional board of director members and the intention is to hire a Chief Financial Officer with requisite experience and knowledge of the requirements, at which point we intend to form an audit committee to address and correct all material weaknesses.

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

We are currently without sufficient funds to hire additional personnel with expertise in these areas and to segregate duties for proper controls. Until such time as additional personnel are hired, we t will continue to recognize weaknesses in our internal controls and procedures. We currently engage outside consultants to assist in the areas of tax and accounting procedures.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2017, there were no changes in our internal control over financial reporting that occurred during 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending governmental proceedings relating to our Company or its properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or have a material interest adverse to us.

On October 2, 2017, Power Up Lending Group, Ltd. (“Power Up”) filed a lawsuit against us alleging promissory note defaults, breach of contract for lost profits, breach of contract, and litigation expenses and violations of Section 10(b) and Rule 10(b)-5b of the Securities & Exchange Act of 1934 (Power Up Lending Group, Ltd. v. FBEC Worldwide, Inc., USDC, Eastern District of New York, Civil Action Nom CV- 17-5749). The Complaint seeks money damages for breach of contract and lost profits and reasonable attorney fees of $129,000. On November 19, 2017, we filed counterclaims against Power Up for criminal usury, violation of New York General Business Law 349 in connection with alleged misrepresentations by Power Up, unconscionably and interference with contract and business relationship. Our counterclaims seek an injunction from enforcing usurious loan agreements, more than $1,500,000 of damages and attorney fees.

We believe the notes payable and accrued interest in our accounting, through the date of filing this report, is adequate to represent our liability. We intend to defend this suit vigorously and expect to prevail.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and we are not required to provide the information required under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no unreported sales of unregistered securities during the nine months ended September 30, 2017.

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

